Form 10-K
period 1993-11-30
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1994-02-28
CIK 22764

FORM 10-K
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                November 30, 1993
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                       to
Commission file number                     1-7008

                         COMMUNITY PSYCHIATRIC CENTERS
             (Exact name of registrant as specified in its charter)

            Nevada                                       94-1599386
State or other jurisdiction of                        I.R.S. Employer
incorporation or organization                      Identification Number

        24502 Pacific Park Drive, Laguna Hills, CA               92656
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code       (714) 831-1166

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
 Common Stock,   $1.00 Par Value           New York Stock Exchange
                                           Pacific Stock Exchange
Preferred Stock Purchase Rights            New York Stock Exchange

        Securities registered pursuant to section 12(g) of the Act:

                                None
                          (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on January 31, 1994, based on the closing price on the New York Stock
Exchange was:                                                $742,819,500

     Number of shares outstanding on January 31, 1994          46,860,672

Item 1.   Business

     The following discussion should be read in conjunction with the industry segment information presented in the notes to the financial statements appearing in item 8.

Overview

     The Company is a leading provider of psychiatric services for adults, adolescents and children with acute psychiatric, emotional, substance abuse and behavioral disorders. The Company offers a broad spectrum of inpatient, partial hospitalization, outpatient and residential treatment programs through 37 hospitals (as of 11/30/93; excludes one restructured hospital still in operation) in 17 states and Puerto Rico and nine hospitals in the United Kingdom. The Company also offers long-term critical care services in five states through four freestanding hospitals and three units within its psychiatric hospitals.

 Psychiatric Services

     The inpatient psychiatric hospital industry in the United States is undergoing significant change due to the expanding influence of managed care and cost-containment measures imposed by governmental and third party payors and employers. In recent years, providers such as the Company have experienced a significant increase in the percentage of revenues from payors that reimburse on a negotiated per diem or capitated rate, or on a discounted basis. In addition, this same trend has resulted in higher deductibles and co-insurance for patients. Payors also have increasingly stringent admission and length of stay criteria and other treatment constraints. All of these adversely affect utilization and reimbursement for psychiatric services.

     The Company's operating results for the periods presented have been adversely affected by the influence of managed care and efforts by government and private payors to contain or reduce the cost of psychiatric care, as well as the Company's efforts to address the changing demands of the marketplace.
The Company has, among other things (i) changed and expanded senior management,
(ii) significantly expanded the scope of its psychiatric programs to provide the patient, clinical team and payor a continuum of care from which the most appropriate and cost-effective treatments can be selected, (iii) increased its marketing efforts to managed care organizations and (iv) implemented company-wide cost control and reduction measures and closed underutilized facilities. Operating results were negatively impacted from the third fiscal quarter of 1992 through the first fiscal quarter of 1993 as the Company incurred substantial operating expenses to implement its program expansion and marketing initiatives.

 Long-Term Critical Care

     In November 1992, to diversify beyond psychiatric care, the Company, through its wholly-owned subsidiary Transitional Hospitals Corporation ("THC"), began to offer long-term critical care services in converted, previously underutilized psychiatric hospitals and newly-acquired freestanding acute care facilities. The Company incurs significant capital and start-up costs in connection with the acquisition and conversion of each facility, and each of the new facilities is expected to generate significant operating losses until the facility is certified as a long-term critical care hospital at which time it qualifies for cost-based reimbursement. Such certification typically occurs after the facility's first six months of operations.

 Legislation

     On October 27, 1993, the Clinton Administration proposed the Health Security Act of 1993 to Congress designed to reform the United States health care system. The Health Security Act proposes a major restructuring of the United States health care system, including (i) providing universal access to health care to all United States residents, (ii) reforming the payment methodology for health care goods and services by both the public (Medicare and Medicaid) and private sectors, (iii) implementing measures to control or reduce public and private spending on health care, and (iv) imposing a moratorium on the designation of additional long-term care hospitals. Alternative federal health care reform legislation is being formulated in Congress. The Health Security Act and other proposed federal legislation are expected to undergo significant discussion prior to any Congressional approval and implementation. The Company cannot predict the ultimate form or timing of enacted legislation, if any, or its effect on the Company, and no assurance can be given that any such legislation will not have a material adverse effect on the Company's business and results of operations.

Business Strategy

  Psychiatric Hospitals--United States

     To address the changing needs and demands of its marketplace, the Company has adopted the following strategies and programs:

     - Expanded Services. The Company has significantly expanded and expects to continue to broaden the scope of its psychiatric treatment programs to create a continuum of care from which the most appropriate and cost-effective treatments can be selected to meet the needs of its patients. In addition to offering traditional inpatient treatment programs, the Company now provides less costly treatment alternatives such as partial hospitalization, residential treatment and intensive and nonintensive outpatient programs. By offering a continuum of care through a single organization, the Company believes that patients receive the most appropriate treatment, and that the transition among differing intensities of care occurs rapidly and smoothly from the perspective of the patient, clinical team and payor.

     - Decentralized Operations. The Company has installed a new senior management team, upgraded its field management and adopted a more decentralized operating philosophy. The Company has reorganized its field operations into four regional divisions, each managed by a Senior Vice President of the Company with its own financial, marketing and clinical services functions. Each hospital is supported by its regional division team, but is operated as a separate business unit and managed by its own Chief Executive Officer, most of whom have been recruited within the last two years. The Company believes this decentralized approach to management facilitates the attraction and retention of highly capable managers who can be responsive to the needs and opportunities of local markets served by the Company.

     - Increased Managed Care Focus. The Company's management and marketing organization are focusing increasingly on the demands and needs of managed care payors. In addition to expanding the range of treatment programs it provides to offer less costly alternatives to inpatient care, the Company, through its Managed Care Division, has placed increased emphasis on developing and using internal systems to measure outcomes, develop treatment plans, create and maintain documentation, perform utilization review and communicate effectively with external case managers.

     - Implemented Operating Cost Controls. To position itself to remain a high quality provider of cost-competitive services, the Company has undertaken cost-reduction and cost-containment measures such as the closure or disposition of underutilized facilities, reduction of personnel and overhead. The Company intends to continue to closely monitor the utilization of its hospitals and operating costs and management is committed to taking such future action as it believes is necessary, including discontinuing operations of underperforming hospitals, to remain profitable and competitive.

  Psychiatric Hospitals and Dialysis Units--United Kingdom

     As of November 30, 1993, the Company owned nine psychiatric hospitals and operated five smaller units in the United Kingdom through which it provides primarily inpatient treatment to patients covered by private health insurance. It also operates two kidney dialysis facilities for the National Health Service ("NHS"). The Company is the leading commercial provider of psychiatric services in the United Kingdom, where psychiatric services are generally available to residents without charge from NHS hospitals which are British government-owned. (Approximately 12% of the population is covered by private health insurance.) Management also intends to continue to explore acquisitions and alliances to take advantage of an increasing willingness on the part of the British government to contract with private providers, and to expand the dialysis business.

  THC Hospitals

     Traditionally, patients suffering from long-term complex medical problems have stayed in the intensive care unit of general acute care hospitals until they were sufficiently well to be transferred to less intensive care settings. Such stays are relatively expensive, reflecting the cost of extensive on-site equipment and services that, while necessary for hospitals to accomplish their primary missions, are not required for the treatment of these critically ill patients. Over the past ten years, hospitals have come under increasing pressure to reduce the length of patient stays as a means of containing costs. Managed care organizations have limited hospitalization costs by controlling hospital utilization and negotiating discounted fixed rates for hospital services. Traditional third party indemnity insurers have begun to limit reimbursement to pre-determined amounts of "reasonable charges," regardless of actual costs, and to increase the co-payments required to be paid by patients. Also, in 1983, Congress sought to contain Medicare hospital costs by adopting the Prospective Payment System ("PPS"), rather than payment of actual costs plus a specified profit. Under PPS, hospitals generally receive a specified reimbursement rate regardless of how long the patient remains in the hospital or the volume of ancillary services ordered by the attending physician. The effect of these various cost-containment measures have provided hospitals with an incentive to discharge patients more quickly.

     The aging of the population, advancements in medical care, the desire of payors and patients for lower cost and more specialized alternatives to traditional acute care hospitals and the disincentive for such hospitals to provide long-term care has led to a growing demand for long-term critical care services. The Company believes that providers such as skilled nursing facilities and home care providers are not well positioned to efficiently provide health care services to critically ill patients. Traditional skilled nursing facilities have generally focused on providing long-term custodial care to persons eligible for Medicaid. As a result of Medicaid "cost ceilings" on reimbursement for each patient, nursing homes face an economic disincentive to treat medically complex patients. Home health care is not a viable alternative to inpatient care for such patients because of their continued need for more intensive and specialized medical care and equipment, the availability of physicians and 24-hour nursing care and a comprehensive array of rehabilitative therapy. As a result, the Company believes that a significant market opportunity exists for providers dedicated exclusively to providing long-term critical care.

     To capitalize on this opportunity, the Company formed THC to offer long-term critical care to patients who do not require the intensive care provided by traditional acute care hospitals but who are too ill to return home or be placed in a nursing home. THC provides care to those suffering from pulmonary diseases, kidney failure and other complex medical problems; they require a variety of intensive services including life-support systems, post-surgical stabilization, intravenous therapy, subacute rehabilitation and wound care. THC's strategy is to provide a comprehensive range of long-term critical care that will enable it to treat most types of critical care patients, regardless of their diagnosis or medical condition, with the objectives of returning these patients to full activity and offering managed care organizations and indemnity insurance payors a single source from which to obtain long-term critical care services. The Company believes THC addresses cost-containment pressures affecting the health care industry by offering a high quality, cost-effective alternative to traditional acute care hospitals.

     THC has embarked on a rapid expansion plan, and plans to open up to 18 additional facilities by the end of December 1994. THC has primarily targeted larger-population markets which have significant populations of persons over the age of 65. The Company will expand THC's operations primarily by (i) converting the Company's previously underutilized psychiatric hospitals to long-term critical care use, (ii) acquiring and converting freestanding acute care and psychiatric facilities and (iii) leasing beds in acute care facilities owned by others.

Psychiatric Care Operations

  Services and Programs

     The Company offers a continuum of specialized treatment programs that are designed to provide high quality care that is specific to the patient's needs and is cost-effective to payors. The Company's programs include:

     - Inpatient. Inpatient treatment is provided when the patient's disorder prevents him or her from safely performing routine daily activities without 24-hour supervision. Intensive individual or group therapy is provided and the patient's daily activities are highly structured. Treatment regimens are designed to enable transition to a less intensive treatment program as soon as feasible.

     - Residential. Residential treatment programs specialize in providing treatment for adolescents who need more structured treatment than can be provided through outpatient care. The Company's 21 residential treatment centers typically have 10 to 30 beds and each is staffed with a psychiatrist, 24-hour nursing and an on-site licensed program therapist.

     - Partial Hospitalization. Partial hospitalization (including outpatient visits) is provided when the patient's disorder does not require 24-hour supervision and is such that the patient may be treated while living at home. Treatment regimens are generally for 6-12 hours per day, up to 7 days per week, and are structured to meet the patient's specific clinical needs as well as the patient's work, school and home life requirements.

  Services and Programs (continued)

     - Intensive Outpatient. Intensive outpatient programs are provided when a patient is manifesting symptoms of a disorder that necessitate routine observation, supervision or intervention but they do not require inpatient or partial hospitalization treatment. Treatment is generally provided for 3-4 hours per day, typically 3-4 days per week, according to the patient's clinical needs and daily routine.

     - Outpatient. Outpatient treatment is offered when a patient's disorder requires therapeutic intervention at a level that is less intensive than the Company's other psychiatric services. This type of treatment generally involves individual, family or group therapy of 45-90 minutes per session on a scheduled basis. Typically, the Company will refer these types of patients to community-based clinicians as appropriate to the needs and location of the patient.

     For the year ended November 30, 1993, the average length of stay for psychiatric hospitals for the Company's domestic inpatient and residential treatment programs was 12.4 days and 88.3 days, respectively. Adjusted patient days for inpatient, partial hospitalization (including outpatient visits), and residential treatment programs were 570,416, 56,632 and 112,370, respectively, for the same period.

  Psychiatric Hospitals Pro Forma Operating Data

     The following is a comparison of the quarterly and annual statistical data for fiscal years 1993 and 1992 for the Company's 37 United States psychiatric hospitals and its nine United Kingdom hospitals throughout the entire period. In all periods presented, adjusted patient days include inpatient days and equivalent days for partial hospitalization and outpatient programs.

                                             Quarter Ended
                                   Feb. 28  May 31   Aug. 31  Nov. 30

  Adjusted patient days    1992    151,458  171,548  153,759  166,271
                           1993    168,766  184,209  160,604  171,040

  Admissions               1992      8,200    9,003    8,280    9,090
                           1993      9,362   10,225    9,026    9,491

  Average length of stay   1992       17.5     16.6     16.6     15.4
                           1993       16.2     15.7     16.1     14.7

  Psychiatric Hospitals

     As of November 30, 1993, the Company was operating the following psychiatric hospitals:

                                                 LICENSED          YEAR
HOSPITAL                          CITY               BEDS    OPENED/ACQUIRED

ARKANSAS
CPC Pinnacle Point            Little Rock         102            1991

CALIFORNIA
Alhambra Hospital             Rosemead             98            1968
Belmont Hills Hospital        Belmont              84            1962
Fremont Hospital              Fremont              78            1990
Heritage Oaks Hospital        Sacramento           76            1988
Laguna Hills Hospital         Laguna Hills         78            1988
Rancho Lindo Hospital         Fontana              74            1988
San Luis Rey Hospital         Encinitas           123            1976
Santa Ana Hospital            Santa Ana           100            1970
Sierra Vista Hospital         Sacramento           72            1986
Vista Del Mar Hospital        Ventura              87            1985
Walnut Creek Hospital         Walnut Creek        108            1972

FLORIDA
Fort Lauderdale Hospital      Ft. Lauderdale      100            1978
Palm Bay Hospital             Palm Bay             60            1986
St. Johns River Hospital      Jacksonville         99            1973

GEORGIA
Parkwood Hospital             Atlanta             152            1981

IDAHO
Intermountain Hospital        Boise                75            1980

ILLINOIS
Old Orchard Hospital          Skokie              168            1976
Streamwood Hospital           Streamwood          100            1991

INDIANA
Valle Vista Hospital          Greenwood            98            1983
                              (Indianapolis)

KANSAS
College Meadows Hospital      Lenexa               79            1986

LOUISIANA
Brentwood Hospital            Shreveport          174            1990
Coliseum Medical Center       New Orleans          90            1980
East Lake Hospital            New Orleans          80            1987
Meadow Wood Hospital          Baton Rouge          85            1985

MISSISSIPPI
Sand Hill Hospital            Gulfport             60            1984

MISSOURI
Spirit of St. Louis Hospital  St. Charles         104            1980
                              (St. Louis)
NORTH CAROLINA
Cedar Spring Hospital         Pineville            70            1985
                              (Charlotte)
OKLAHOMA
Southwind Hospital            Oklahoma City        80            1989

  Psychiatric Hospitals
                                                 LICENSED          YEAR
HOSPITAL                          CITY               BEDS    OPENED/ACQUIRED

TEXAS
Afton Oaks Hospital           San Antonio              130       1987
Capital Hospital              Austin                   130       1987
Cypress Point Hospital        Houston                   89       1987
Millwood Hospital             Arlington                130       1981
Oak Bend Hospital             Ft. Worth                130       1987

UTAH
Olympus View Hospital         Salt Lake City           102       1986

WASHINGTON
Fairfax Hospital              Kirkland (Seattle)       133       1971

WISCONSIN
Greenbriar Hospital           Greenfield                80       1971
                              (Milwaukee)

PUERTO RICO
Hospital San Juan Capestrano  Rio Piedras               88       1988

     Total U. S. Psychiatric Licensed Beds           3,766

Note: The above includes one hospital included in the restructured group but still in operation at November 30, 1993.

UNITED KINGDOM                                               YEAR
Facility Name and Location                     BEDS     OPENED/ACQUIRED

Altrincham Priory Hospital                        54        1986
South Manchester

The Dukes Priory Hospital                         42        1992
Chelmsford, Essex

Fulford Grange Medical Centre*                    22        1993
Leeds

Grovelands Priory Hospital                        65        1986
Southgate, London

Hayes Grove Priory Hospital                       55        1983
Bromley, Kent

Marchwood Priory Hospital                         57        1987
Southampton

Nottingham Clinic                                 21        1993
Nottingham

The Priory Hospital                               86        1980
Roehampton, London

The Woodbourne Clinic                             60        1984
Birmingham

     Total U. K. Psychiatric Beds                462

               * 50% owned

Note: Since November 30, 1993, the United Kingdom division has added facilities in Bristol (42 beds), Essex (26 beds) and Riegate (21 beds, a 50% joint venture).

  Sources of Psychiatric Hospital Revenues - U.S.

     Patients are typically referred to the Company by physicians and other health care professionals, managed care organizations, employee assistance programs, the clergy, law enforcement officials, schools, emergency rooms and crisis intervention services. In some areas, the Company provides a community outreach program called the Psychiatric Assessment Team which is able to respond on a 24-hour basis to emergency calls for help in assessing people's problems and making referrals to the appropriate mental health service or setting. Psychiatrists and, in some states, psychologists are authorized to admit patients to the Company's facilities. It is against Company policy to pay referral sources for hospital admissions. The Company believes it obtains referrals from both physicians and secondary sources primarily as a result of its competitive pricing and the quality and scope of its programs.

     The Company receives payment for its psychiatric hospital services from patients, private health insurers, managed care organizations, and from the Medicare, Medicaid and CHAMPUS governmental programs. While variations or hybrid programs may exist, the following four categories include all methods by which the Company's hospitals receive payment for services:

     - Negotiated Rate. Negotiated rate reimbursement is at prices established in advance by negotiation or competitive bidding for contracts with insurers and other payors such as health maintenance organizations, preferred provider organizations and other similar plans.

     - Private Pay. Payment by patients and their private indemnity health insurance plans is generally based on the Company's schedule of rates for that location. The Company's general policy is to set rates for services at amounts equal to or less than the average rates of its competitors' comparable facilities in each hospital market.

     - Cost-Based. Cost-based reimbursement is predicated on the allowable cost of services, plus an incentive payment where costs fall below a target rate. It is used by Medicare and Medicaid to reimburse psychiatric hospital services and provides a lower rate of reimbursement than the Company's schedule of rates.

     - CHAMPUS. CHAMPUS is a federal program which provides health insurance for certain active and retired military personnel and their dependents. CHAMPUS reimbursement is at either (i) regionally set rates, (ii) 1988 charges adjusted upward by the Medicare Market Basket Index, or (iii) a fixed rate per day at certain of the Company's California facilities where CHAMPUS contracts with a benefit administration group.

     The following table summarizes, as a percentage of operating revenues for all of the Company's United States psychiatric hospitals (excluding the seven Restructured Hospitals), the percentage of operating revenues from each reimbursement method for the periods presented.

                                               Fiscal Year Ended
                                                  November 30,
                                             1991     1992    1993

     Negotiated Rate                          23%      41%     48%
     Private Pay                              59       38      23
     Cost-Based                               12       16      23
     CHAMPUS                                   6        5       6
                                             ---      ---     ---
          Total                              100%     100%    100%
                                             ===      ===     ===

     In 1993, as a percentage of U.S. psychiatric patient days, negotiated rate represented 53%, private pay 16%, cost-based 24%, and CHAMPUS 7%.

  Sources of Psychiatric Hospital Revenues - U.K.

     Approximately 12% of England's population has private health insurance which provides benefits for psychiatric and substance abuse treatment. There are few private psychiatric hospitals in the United Kingdom because NHS hospitals (British government-owned) are available to its residents without charge. Virtually all the Company's revenues for services in its psychiatric hospitals and alcoholism treatment facilities in the United Kingdom are derived from private sources not subject to any governmental payment limitations, but which would be affected by reimbursement restrictions imposed by private insurers.

Long-Term Critical Care

     The Company, through THC, provides long-term critical care in converted psychiatric and freestanding acute care facilities. Although THC's patients range in age from pediatric to geriatric, a substantial portion of THC's patients are over 65 years of age. THC's long-term critical care facilities include the equipment and physician and other professional staff necessary to care for most types of critically ill patients regardless of their diagnosis or medical condition. THC's professional staffs work in inter-disciplinary teams to evaluate patients upon admission to determine a treatment plan with an appropriate level and intensity of care. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary and rehabilitation therapy. Currently, THC offers a complex medical care program, ventilator management program, wound care program and low tolerance rehabilitation program. Patients who successfully complete treatment programs are discharged to skilled nursing homes, rehabilitation hospitals or home care settings.

  Long-Term Critical Care Hospitals

     As of November 30, 1993, THC was operating the following long-term critical care hospitals:

TRANSITIONAL HOSPITALS CORPORATION

Hospital                                         City/State     Licensed Beds

THC Arlington                                    Arlington, TX        80
THC Boston                                       Peabody, MA          88
THC Houston                                      Houston, TX          41
THC Hollywood                                    Hollywood, FL       124
THC Indianapolis                                 Greenwood, IN        38
THC New Orleans                                  New Orleans, LA      78
Transitional Hospital of Tampa                   Tampa, FL           102

                                    Total THC Licensed Beds           551

Note: Since November 30, 1993, THC has opened additional facilities in Las
      Vegas, NE (52 beds), Albuquerque, NM (61 beds) and Chicago, IL (107 beds). Three additional facilities are under development in Minneapolis, Milwaukee and Brea, CA.

     The Company conducts market research prior to opening a new facility to determine (i) the need for placement of ventilator-dependent patients or other classes of critically ill patients, (ii) the existing physician referral patterns, (iii) the presence of competitors, (iv) the payor mix and (v) the political and regulatory climate. The Company generally seeks hospitals with fewer than 100 beds in major metropolitan areas and also considers hospitals in other markets where its research indicates the need for such hospitals.

  Patient Admission

     Substantially all of the patient admissions to THC's hospitals are transfers from other health care providers. Patients are referred from general acute care hospitals, rehabilitation hospitals, skilled nursing facilities and home care settings. The majority of THC's admissions are directly from the intensive care units of general acute care hospitals. Referral sources include discharge planners, case managers of managed care plans, social workers, physicians, third party administrators, HMOs and insurance companies.

     THC has directors of patient referrals who educate health care professionals from traditional acute care hospitals as to the unique nature of the services provided by THC's hospitals. The directors of patient referrals develop an annual admission plan for each hospital, with assistance from the hospital's administrator. The admission plans involve ongoing education of local physicians and the employees of managed care organizations and acute care hospitals. THC anticipates that it will direct increased admission efforts toward insurance company case managers and managed care organizations.

  Sources of Long-Term Critical Care Revenues

     For long-term critical care services rendered to patients, THC receives payment from (i) the federal government under Medicare, (ii) certain states under Medicaid, (iii) commercial insurers and patients and (iv) managed care organizations. Payments from Medicare and Medicaid are generally based upon cost; payments from commercial insurers are generally based upon charges and payments from managed care organizations are based on negotiated rates. The Company anticipates reimbursement from Medicare will constitute a significant portion of THC's revenues in the future. See "Business--Regulation and Reimbursement."

Competition

     The Company's psychiatric hospitals compete with psychiatric units in medical/surgical hospitals as well as with other specialty psychiatric hospitals. Some competing hospitals are either owned or supported by government agencies. Others are owned by nonprofit corporations and supported by endowments and charitable contributions. In each case, they are substantially exempt from income and property taxation. The competitive position of a hospital is, to a significant degree, dependent upon the number and quality of physicians practicing at the hospital and the members of its medical staff. The Company also believes that the competitive position of a hospital is dependent upon the variety of services offered by a facility, and the Company strives to implement programs best suited to the needs of patients and payors in each particular market.

     THC's hospitals compete with medical/surgical hospitals, certain long-term care hospitals, sub-acute facilities, rehabilitation hospitals and nursing homes specializing in providing care to medically complex patients. Many of these providers are larger and more established than THC. The Company believes that, to offer programs providing a cost-effective continuum of care, nursing homes and other companies are converting their facilities and developing programs that will be competitive with THC's hospitals. This trend is expected to continue due to and cost-containment pressures.

     The competitive position of a hospital, including the Company's psychiatric hospitals and THC's hospitals, is affected by the ability of its management to negotiate service contracts with purchasers of group health care services, including private employers, PPOs and HMOs. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with PPOs, HMOs and other organizations which finance health care, and its effect on a hospital's competitive position, vary from market to market, depending on the number and market strength of such organizations. It is the Company's policy to enter into these contracts wherever feasible. Generally, hospitals holding major contracts with managed care organizations are able to attract more doctors to their active medical staffs than hospitals without such contracts.

Employees

     As of November 30, 1993, the Company had approximately 6,968 employees, of which approximately half were employed full time and half were employed part time. The employees at one of the Company's psychiatric hospitals (representing less than 1% of total employees) are covered by a union agreement. The Company considers its labor relations to be satisfactory. There is a national shortage of nursing personnel which, in general, has required the Company to pay a wage premium in excess of the normal standards to recruit a satisfactory complement of nurses. However, the effect of these higher wages, when related to the Company's overall business, is not material.

Regulation and Reimbursement

     The Company's hospitals are subject to substantial and continuous federal, state and local government regulation. Such regulations provide for periodic inspections and other reviews by state and local agencies, the United States Department of Health and Human Services (the "Department") and CHAMPUS to determine compliance with their respective standards pertaining to medical care, staffing utilization, safety and equipment necessary for continued licensing or participation in the Medicare, Medicaid or CHAMPUS programs. The admission and treatment of patients at the Company's psychiatric hospitals are also subject to state and federal regulation relating to confidentiality of medical records.

     State certificate of need ("CON") regulations generally provide that prior to the expansion of existing facilities, the construction of new facilities, the addition of beds, the acquisition of existing facilities or major items of equipment or certain changes in services, approval must be obtained from the designated state health planning agency. The stated objective of the CON process is to promote quality health care at the lowest possible cost and avoid unnecessary duplication of services, equipment and facilities. If the Company and THC are unable to obtain the requisite CONs, their growth and business could be adversely affected.

     State licensing of hospitals is a prerequisite to the operation of each hospital and to participation in all federally funded programs. Once a hospital has been licensed, it must continue to comply with federal, state and local licensing requirements in addition to local building and life-safety codes. All of the Company's hospitals have obtained the necessary licenses to conduct business.

     A substantial portion of the Company's revenues is derived from patients covered by Medicare and Medicaid. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by the states and partially funded by the federal government under which hospital benefits are available to the medically indigent. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made to providers.

     In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the Department relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site Medicare certification surveys. The Medicare survey is limited if the hospital is accredited by the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"). All but one of the Company's operating hospitals are certified as Medicare providers. All of the Company's operating hospitals are certified by their respective state Medicaid programs. A loss of certification could adversely affect a hospital's ability to receive payments from Medicare and Medicaid.

     Hospitals receive accreditation from JCAHO, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other health care facilities are required to have been in operation at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards.
Accredited hospitals are periodically resurveyed, including, at the option of JCAHO, upon a major change in facilities or organization and after merger or consolidation. All of the Company's hospitals are accredited by JCAHO. The Company intends to seek and obtain JCAHO accreditation for any additional hospitals it may purchase or lease.

     Prior to 1983, Medicare reimbursed hospitals for the reasonable direct and indirect cost of the services provided to beneficiaries. The Social Security Amendments of 1983 implemented PPS in an effort to reduce and control Medicare costs. Under PPS, inpatient costs are reimbursed based upon a fixed payment amount per discharge using Diagnosis Related Groups ("DRGs"). The DRG payment under PPS is based upon the national average cost of treating Medicare patients with the same diagnosis. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to PPS is approximately six days. An additional outlier payment is made for patients with unusually long lengths of stay or higher treatment costs. Outliers are designed to cover only marginal costs. Additionally, PPS payments can only be made once every 60 days for each patient. Thus, PPS creates an economic incentive for general acute care hospitals to discharge Medicare patients as soon as clinically possible.

     The Social Security Amendments of 1983 exempted psychiatric, rehabilitation, cancer, children's and long-term hospitals from PPS. A long-term hospital is defined as a hospital which has an average length of stay of greater than 25 days. THC's facilities are expected to meet this definition. Under current law, inpatient operating costs for long-term hospitals are reimbursed under a cost-based reimbursement system, except for their initial six months of operation, when they are subject to PPS reimbursement. As a result of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), reimbursement under the cost-based system is subject to a computed target amount per discharge (the "Target") for inpatient operating costs. A hospital's Target is currently computed by multiplying the hospital's Target during the preceding period by the change in a hospital "market basket" wage and price index. Prior to October 1, 1991, allowable Medicare operating costs per discharge in excess of the Target were not reimbursed. Effective October 1, 1991, if a hospital exceeds the Target, Medicare reimburses the lower of (i) the hospital's target amount plus 50% of the allowable Medicare operating costs per discharge in excess of the Target or (ii) 110% of the Target. With regard to hospitals certified prior to October 1, 1992, the TEFRA Target provisions do not apply with respect to hospitals that have been in operation for less than three full years. For hospitals certified after October 1, 1992, the TEFRA Target provisions do not apply with respect to hospitals that have been in operation for less than two full years. Under The Omnibus Budgeting Reconciliation Act of 1993 ("OBRA"), increases in the Target for fiscal years 1994 through 1997 are generally limited to the hospital market basket increase minus one percentage point.

     Medicare and Medicaid reimbursements are generally determined from annual cost reports filed by the Company. These cost reports are subject to audit by Medicare and Medicaid. The Company has established reserves for possible adjustments at levels which management believes to be adequate to cover any downward adjustments resulting from audits of these cost reports.

     Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients must be reviewed by peer or utilization review organizations ("PROs") in order to ensure efficient utilization of hospitals and services. A PRO may conduct such review either prospectively or retroactively and may, as appropriate, recommend denial of payments upon admission or retrospectively for services provided to a patient. Such review is subject to administrative and judicial appeal.

 Health Care Reform

     The Health Security Act, the Clinton Administration's proposed health care reform legislation, was submitted to Congress on October 27, 1993. Section 4105 of the Health Security Act provides that critical care hospitals (such as THC's) which are not reimbursed as such prior to the date of enactment of the Health Security Act will be reimbursed under PPS rather than the cost-based system under which they currently receive reimbursement. Generally, reimbursement under PPS may be inadequate for THC to operate its business profitably and, if
Section 4105 is passed in its current form, it could adversely affect THC's operations and expansion. However, Section 4105 provides that PPS will not apply to hospitals which are being reimbursed under the cost-based system as of the date of the enactment of the Health Security Act. To the extent THC's hospitals are entitled to cost-based reimbursement as of the date the Health Security Act is enacted, such hospitals would continue to be reimbursed under the current cost-based system and would not be adversely affected by the legislation. Although several other legislative proposals have been or are expected to be made shortly, none of the proposals so far submitted to Congress contains a provision like Section 4105; however, no assurance can be given that future health care reform legislation, if an affect THC's operations.

 Reimbursement Limitations and Cost-Containment

     Regardless of the outcome of the proposed health care reform bills, Congress and the administration can be expected to continue vigorous efforts to effectuate cost savings in the Medicare program. These efforts could include change in the reimbursement of the Company's long-term critical care hospitals to the DRG method and OBRA mandates a study of methods of bringing under PPS hospitals such as the Company's and THC's which are currently exempt from that system. Even if cost-based reimbursement for the THC facilities continues, it is anticipated that additional reimbursement limits will be imposed and that the return on invested capital will be reduced as part of the 1994 budgetary pro-cess. Such cost-containment initiatives may vary substantially from the proposed structural reforms discussed above and may impact the Company more quickly and directly. Similar changes in reimbursement of psychiatric services could adversely impact the Company's business and results of operations. Conversely, there is also potential for a positive effect which mandated mental health benefits for all Americans could have on the Company's psychiatric operations.

 Rate Setting Laws

     In recent years various forms of prospective reimbursement legislation have been proposed or enacted in states in which the Company owns hospitals. For example, the Company's Florida hospitals are governed by a prospective reimbursement law which generally allows rate increases based on the Consumer Price Index. The Company's Washington hospital was subject to a prospective reimbursement law based on each facility's budgeted costs until June 30, 1989, when the law lapsed and was not renewed. If prospective reimbursement laws were to be enacted in the future in one or more of the states in which the Company operates hospitals, it could have an adverse effect on the Company's business and results of operations. In addition, the enactment of such legislation in states where the Company does not now have hospitals could have a deterrent effect on the decision to acquire or establish facilities in such states.

 Relationships With Clinicians

     The Company is subject to federal and state laws that regulate its relationships with physicians and other providers of health care services. These laws include the "fraud and abuse" provisions of the Social Security Act, under which criminal penalties can be imposed upon persons who pay or receive any remuneration in return for referrals of patients eligible for reimbursement under the Medicare, Medicaid or comparable state programs. Violations of these laws may result in civil penalties. Civil penalties range from monetary fines that may be levied on a per violation basis to temporary or permanent exclusion from these programs. The Company is also subject to state and federal laws prohibiting false claims.

     The Department, courts and officials of the Office of Inspector General have broadly construed the fraud and abuse provisions of the Social Security Act. "Safe harbor" regulations promulgated by the Department define a narrow range of practices that will be exempted from prosecution or other enforcement action. These regulations may, however, be followed by more aggressive enforcement against relationships that do not fit within the specified safe harbor rules. Similarly, state fraud and abuse laws, which vary from state to state, are often vague and have infrequently been interpreted by courts or regulatory agencies. The Company believes its arrangements with providers are within the safe harbor regulations. Given the breadth of these laws and the dearth of court rulings dealing with businesses like the Company's, there can be no assurance that the Company's arrangements with its providers will not be challenged.

     OBRA contains provisions prohibiting physicians having a financial relationship with an entity from making referrals eligible for Medicare reimbursement to that entity for "designated health services," including clinical laboratory services; radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. In addition, if such a financial relationship exists, the entity is prohibited from billing for or receiving reimbursement on account of such referral. These provisions take effect January 1, 1995.

     Numerous exceptions are allowed under OBRA for financial arrangements that would otherwise trigger the referral prohibitions. These provide, under certain conditions, exceptions for relationships involving rental of office space and equipment, employment relationships, personal service arrangements, payments unrelated to designated services, physician recruitment, and certain isolated transactions. The Department may adopt regulations in the future which expand upon the conditions attached to qualification for these exceptions. The Company believes it is in compliance with these provisions.

Litigation

     Immediately following the Company's public announcement of the increased charge for uncollectible accounts in September of 1991, eleven securities class action lawsuits were filed against the Company and several of its officers and directors in the United States District Court for the Central District of California. These suits allege generally that the Company has in the past made materially false and misleading public statements or failed to disclose material adverse information regarding its earnings, financial condition and business prospects. A shareholders' derivative action was filed at about the same time in the Superior Court for Orange County, California, against the Company and all of its directors alleging breach of fiduciary duty, waste of corporate assets and gross mismanagement based largely on the same operative facts. The Company maintains that the public statements and reports in question were complete and correct and that its policy is and always has been to disclose material adverse information publicly and on a timely basis. It has not been possible to assess the likely outcome of these actions, but the Company intends to defend them vigorously. Each of its officers and directors has broad indemnification contracts with the Company and are entitled to indemnity under circumstances prescribed by applicable law. In addition, the Company's Articles of Incorporation and applicable law restrict the liability of its officers and directors for damages for breach of their fiduciary duties.

     The Company is subject to ordinary and routine litigation incidental to its business, including those arising from patient treatment, injuries or death for which it is covered by liability insurance. Management believes that the ultimate resolution of all pending proceedings will not have a material adverse effect on the Company.

Item 2.  Properties

     This item incorporates by reference the tables of psychiatric and long-term critical care hospital and dialysis facility locations set forth in Item 1. Ownership information is set forth in the text of this item.

 Psychiatric Hospital Properties

     The Company owns, in fee simple, all of the real property on which its acute psychiatric hospital facilities are located. Twenty-one of these facilities are detached, single story wood frame or structural steel, and thirty are multi-storied, structural steel or brick structures. All facilities have been constructed or extensively remodeled since 1969. Nineteen facilities are located on sites ranging from one to five acres and thirty-two facilities are on sites ranging from five to forty-two acres.

     In 1993, three of the above described facilities were shared with THC. As of November 30, 1993, the Company was in the process of converting two other facilities to long-term critical care facilities.

     All of the Company's existing hospital facilities range in size from 20,000 to 100,000 square feet and each facility has sufficient acreage to allow space for outdoor recreation. All of the existing hospital buildings meet all state and local requirements for licensing as hospitals to provide the services indicated. However, seven facilities have suspended operations to date. Two of these hospitals were sold in January and February of 1994.

     The Company has four separate mortgage loans with lenders, each of which is secured by one of the Company's hospitals.

 Other properties:

     The Company also owns a three-story building completed in 1988 used for its Corporate headquarters; medical office buildings adjacent to twenty of its hospital facilities; three parcels of land for potential hospital development or future sale, two parcels of land being developed for sale for investment purposes (non-hospital related), and one apartment in a location central to the Company's operations for use by employees whose duties require them to travel.

 THC Properties:

     The Company owns, in fee simple, all of the real property on which its long-term critical care facilities are located. Two of these facilities are detached single story buildings and five are multi-storied buildings. Three facilities are located on sites ranging from one to five acres and four facilities are located on sites ranging from five to forty-two acres. Three of these facilities were opened after year-end. As of November 30, 1993, THC operated additional units within three of the Company's psychiatric hospitals.

Item 3.  Legal Proceedings

     Immediately following the Company's public announcement of the increased charge for uncollectible accounts referred to in "Management's Discussion and Analysis of Results of Operations and Financial Condition 1991 Compared to 1990", eleven securities class action lawsuits were filed against the Company and several of its officers and directors in the United States District Court for the Central District of California. These suits allege generally that the Company has in the past made materially false and misleading public statements or failed to disclose material adverse information regarding its earnings, financial condition and business prospects. These suits have been consolidated into a single action. A shareholders' derivative action was filed at about the same time in the Superior Court for Orange County, California, against the Company, its then directors and certain other officers alleging breach of fiduciary duty, waste of corporate assets and gross mismanagement based largely on the same operative facts. The Company maintains that the public statements and reports in question were complete and correct and that its policy is and always has been to disclose material adverse information publicly and on a timely basis. It has not been possible to assess the likely outcome of these actions, but the Company intends to defend them vigorously. Each of its officers and directors has broad indemnification contracts with the Company and are entitled to indemnity under circumstances prescribed by applicable law. In addition, the Company's Articles of Incorporation and applicable law restrict the liability of its officers and directors for damages for breach of their fiduciary duties.

     The Company is subject to ordinary and routine litigation incidental to its business, including those arising from patient treatment, injuries or death for which it is covered by liability insurance. Management believes that the ultimate resolution of all pending proceedings will not have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                  PART II


Item 5.  Market for the Company's Common Equity and Related Stockholder Matters

          (a)  Market Information

               (1) (i)   The Common Stock of Community Psychiatric Centers
is traded on the New York, Boston, Midwest and Pacific Stock Exchanges. Ticker symbol: CMY.

                    (ii) The information in response to this portion of Item
5 is incorporated by reference from footnote 13 to the financial statements in
Item 8.

          (b)  Holders

               (1)  Approximate number of holders of the $1.00 Par Value
Common Stock of the Company at January 31, 1994                       2,636

          * The number of record holders includes banks and brokerage houses which are holding shares of the Company's Common Stock for an undetermined number of beneficial owners.

          (c)  Dividends

               (1) The information in response to this portion of Item 5 is incorporated by reference from footnote 13 to the financial statements in
Item 8.

Item 6.  Selected Financial Data

              Community Psychiatric Centers and Subsidiaries
                                       Year Ended November 30
                          1993       1992      1991      1990      1989
                              (In thousands, except per share amounts)

Operating revenues        $335,578   $344,274  $392,873  $371,221  $318,902
Net earnings (loss):
 From continuing
  operations <F1>          (24,892)    23,137    45,289    83,211    71,961
 From discontinued
  operations <F2>               --         --        --        --     8,422
Total assets               530,340    540,600   569,670   551,590   475,416
Long-term debt, ex-
 clusive of current
 maturities                 40,718     26,293    27,172    28,577    29,677
Earnings (loss) per
 common share:
  From continuing
   operations              $  (.58)   $  0.52   $   .98   $  1.80   $  1.56
  From discontinued
   operations                   --         --        --        --      0.18
Dividends per share           0.09       0.36      0.36      0.36      0.36

  <F1> Effective February 28, 1993, the Company recorded a pre-tax charge of
       $54,950,000 ($34,906,000 net of tax) in connection with the restructuring of certain of its psychiatric hospitals. The charge includes the write-down to estimated net realizable value of hospitals to be sold or shut down, the write-off of previously capitalized costs, anticipated future losses until disposition, provisions for severance pay and write-downs of related assets to net realizable value. Operating results of these hospitals are excluded from the Company's results of operations after February 28, 1993.

  <F2> Effective August 31, 1989, the dialysis and home health business segments of the Company were spun off to stockholders by issuance of stock in a new publicly traded corporation, Vivra Incorporated. The financial statements of the Company have been prepared to reflect the spun-off segments as discontinued operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the selected financial data on the preceding page and the notes to financial statements appearing in Item 8.

Restructuring Charge

     Effective February 28, 1993, the Company recorded a pre-tax charge of $54,950,000 ($34,906,000 after tax) in connection with the restructuring of seven of its psychiatric hospitals. The charge comprised $35,270,000 to write-down buildings and other fixed assets, $2,121,000 to write-off intangibles, $14,369,000 for future operating losses of the seven hospitals and related corporate restructuring costs associated with terminating employees, and $3,190,000 for additional accounts receivable allowances at the seven hospitals. Six of the above hospitals have ceased operations. As of November 30, 1993, one of the seven hospitals remains operating. The ultimate disposition of that hospital will be determined shortly. The Company received cash proceeds of approximately $5 million in January and February of 1994 from the sale of two of these hospitals.

Liquidity and Capital Resources

     At November 30, 1993, cash and cash equivalents were $24.6 million and working capital was $94.5 million (including the accrual for restructuring costs of $8.7 million), a decrease of $43.2 million and $39.2 million, respectively, from the fiscal year end, November 30, 1992. During the fiscal year ended November 30, 1993, cash was principally used to fund the start up of THC, including the acquisition and conversion of hospitals in Tampa, FL, Las Vegas, NE, Albuquerque, NM, Hollywood, FL, Boston, MA, Minneapolis, MN, Indianapolis, IN, and Houston, TX ($33 million), payments of a deferred liability to the Company's former chairman ($6.5 million), purchase of equipment and improvements ($25.2 million) and dividend payments ($3.9 million). During April 1993, the Company's Board of Directors suspended further payment of dividends to assist the Company in funding the capital and operating requirements of THC.

     Capital expenditures for the year ended November 30, 1993 totalled approximately $58 million. A total of $18.0 million has been committed to be spent over the three year period 1992 to 1994 (of which approximately $4.8 million was spent in fiscal year 1993) for a new computer system which will automate many of the Company's functional areas including outcomes research, intake, admissions, marketing, hospital business office, decision support, financial reporting and flexible budgeting. The Company expects to spend $12.0 million on the computer system in fiscal 1994.

     The Company's current ratio in 1991, 1992, and 1993 was 6.6, 5.0, and 2.7, respectively. The Company's ratio of long-term debt to total capital at November 30, 1991, 1992, and 1993 was 5%, 6%, and 10%. The increase in the long-term debt to total capital ratio is reflective of the $14 million increase in long-term debt.

     The Company presently expects to expend up to $100 million in fiscal 1994 for the acquisition and conversion of up to 18 facilities in connection with the continued rapid expansion of its THC operations. In addition to these capital expenditures, the Company expects to expend up to $55 million of cash in fiscal 1994 to fund both the working capital (principally accounts receivable) and start-up operating losses principally for facilities opening in 1994 of this expansion. The Company also expects to spend approximately $13.0 million on capital expenditures for maintenance of its psychiatric facilities and acquisitions in the United Kingdom.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

     In January 1992, the Board of Directors authorized the expenditure of up to $50.0 million of cash on hand for the repurchase of the Company's common stock from time-to-time in the open market. As of November 30, 1992, the Company had purchased 2,890,000 shares for $31.1 million, including 451,000 at market value from the former chairman, under that authorization. Through November 30, 1993, an additional 85,000 shares were repurchased for $0.8 million. Under an authorization in effect prior to January 31 ,1992, the Company had repurchased 549,800 shares for $6.3 million.

     The Company received net cash proceeds of approximately $5 million in January and February of 1994 from the sale of two closed facilities. Unused revolving credit facilities of approximately $20 million remain available to the Company at November 30, 1993. In December 1994, the Company received a commitment letter from a bank to provide a $50 million revolving credit facility with a term loan conversion option; the option is subject to the Company maintaining certain financial covenants. A definitive credit facility is subject to completing final loan documentation. The Company believes that its current cash and cash equivalent balances, its operating cash flow, and the amounts available under its revolving credit facilities will be sufficient to fund the Company's operations and capital expenditures through the middle of fiscal 1994. The Company is also presently evaluating proposals for additional funding from other financing sources. The level of expansion of THC operations will be dependant on successfully obtaining such additional funding.

     The increase in accounts receivable, accounts payable, and accrued expenses in 1993 is due to the expansion of THC's operations. The increase in the amount payable to third parties under reimbursement contracts results from interim reimbursement rates being higher than final settlement rates, the effect of which is to create a short-term liability.

Fiscal Year 1993 Compared to Fiscal Year 1992

The following table presents selected unaudited pro forma income statement data for the years ended November 30, 1993 and 1992 adjusted as if the restructuring had occurred on November 30, 1991.  The data presented below may not be indicative of the results that would have been obtained had the restructuring actually occurred on the date assumed.  In the opinion of management, this data includes all adjustments, consisting of normal recurring adjustments, that the
Company considers necessary for a fair presentation of the data set forth therein.
                                         Year Ended November 30,
                                            1993         1992

     Net operating revenues               $326,988     $305,595
     Other                                   2,301        3,433
                                          --------     --------
                                           329,291      309,028
     Costs and expenses:
      Operating                            163,681      145,005
      General and administrative           132,319      112,966
      Depreciation                          12,252       11,179
      Interest                               2,420        1,607
                                           -------      -------
                                           310,672      270,757
                                           -------      -------
      Earnings before income taxes          18,619       38,271
      Income taxes                           7,261       14,160
                                           -------      -------
      Net earnings                        $ 11,358     $ 24,111
                                          ========     ========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal Year 1993 Compared to Fiscal Year 1992 (continued)

     The following discussion excludes the restructuring charge and operating results of the Restructured Hospitals.

     Total revenues for the year ended November 30, 1993 increased by approximately 7% to $329.3 million from $309.0 million for the prior year. This increase was due primarily to the addition of $18.1 million of THC revenue in 1993 as compared to effectively no THC revenue in 1992.

     Net operating revenues from the United States psychiatric hospitals increased by 1.1% or approximately $2.9 million as a result of a 5.9% increase in adjusted patient days to 581,397 from 549,072 which was partially offset by a decrease in the net revenue per adjusted patient day. The increase in adjusted patient days was due in large part to (i) a 82% increase in residential treatment patient days to 106,495 from 58,402 and (ii) a 72.7% increase in partial hospitalization visits to 113,899 from 65,958. The increase in adjusted patient days more than offset the 8.1% decrease in average length of stay. The decrease in net revenue per adjusted patient day was the result of the continu-ing shift in reimbursement to negotiated rates and cost-based reimbursement from private pay.

     Net operating revenues from the Company's United Kingdom operations increased by 1.2% or approximately $412,000 as a result of an increase in inpatient admissions and average length of stay which was partially offset by a decline in net revenue per adjusted patient day.

     Operating expenses as a percentage of total revenues increased to 49.7% from 46.9% in the year ended November 30, 1993 compared to the prior year. This increase was primarily attributable to expenses incurred in connection with the Company's THC operations which were not existent in the 1992 period and an increase in personnel costs in the first quarter of 1993 related to the Company's expansion of its continuum of care.

     General and administrative expenses increased by approximately 17.1% to $132.3 million from $113.0 million and increased as a percentage of total revenues to 40.2% from 36.6% due primarily to (i) an increase in personnel costs related to the Company's initiatives to enhance the quality of its services and strengthen its revenue generation efforts (ii) the expenses incurred in connection with providing a continuum of care and (iii) THC operations which were not existent in the 1992 period. Provision for uncollectible accounts, exclusive of a 1992 recovery of previously written off accounts receivable, increased as a percentage of total revenues to 6.5% from 4.6%.

     Cost-containment programs, which included reduction of personnel and elimination of overhead, were implemented during the second and third quarters of 1993 and resulted in reductions of operating expenses as a percentage of total revenues from 52.0% in the first quarter to 49.7% in the fourth quarter. Similarly, general and administrative expenses as a percentage of total revenues were reduced from 47.5% to 36.4% between the first and fourth quarters of 1993.

     For the reasons described above, earnings before depreciation, amortization, interest, and income taxes for the twelve months ended November 30, 1993 declined by approximately 33.4% to $35.1 million from $52.7 million in the prior year period and net earnings declined to $11.4 million from $24.1 million compared to the prior year period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal Year 1993 Compared to Fiscal Year 1992 (continued)

     Other operating results, after the effect of the restructuring charge, are described as follows:

     - Depreciation expense decreased because the Restructured Hospitals were excluded from operations subsequent the end of the first quarter of 1993.

     - Interest expense increased in 1993 because of the decrease in amounts capitalized and the increase in long-term debt.

     - Income taxes (benefit) as a percent of pre-tax income (loss) was (35.4%) in 1993 compared to 37% in 1992.

     In 1993, approximately 30% of the Company's net revenues were paid by private sources and insurance companies which based reimbursement on the Company's price schedule. Approximately 24% of the Company's net revenues were paid by Medicare, Medicaid and other programs which based reimbursement on the Company's costs and DRG rates. Therefore, to the extent that costs increased, higher reimbursement was generally received on a dollar-for-dollar basis. Approximately 5% was paid by CHAMPUS, a Federal Government Program which based reimbursement generally on a regional average rate. The balance of approxi-mately 41% was paid based upon rates negotiated with insurers and other payors including managed care companies, health maintenance organizations, preferred provider organizations and similar plans. The number of patients covered under negotiated rate plans has grown significantly in recent years and such growth is expected to continue in the future.

     The Company's ability to negotiate rate increases successfully with these plans that are comparable to the Company's cost increases is significant to maintaining adequate operating margins.

Fiscal Year 1992 Compared to Fiscal Year 1991

     Operating revenues decreased by $48.6 million in 1992. Adjusted patient days decreased by approximately 7.8% while inpatient admissions increased by 2.8%. Average length of stay declined 10.0% from 20.1 days in 1991 to 18.1 days in 1992. The decline in length of stay principally results from restricting use and duration of inpatient psychiatric treatment as more payors shift benefits coverage to managed care plans and seek to contain costs through tighter restrictions on inpatient treatment and length of stay. The Company believes that it was also negatively impacted by the publicity about fiscal and treatment abuses in the psychiatric hospital industry involving other providers.

     Net revenue per patient day declined 5.0% in 1992. On a net revenue basis, the percentage of revenue attributable to patients paying at the price levels contained in the Company's price schedule declined in 1992 as compared to 1991. The movement to negotiated rate contracting with payors and utilization by Medicare and other cost-based payors continued during 1992 and utilization by Medicare and other cost-based programs increased as a percentage of the total. The Company expects a continuing decline in the percentage of price schedule-based patients as measured by net revenue.

     Operating expenses increased by $7.8 million in 1992. The Company maintains staffing levels at its hospitals necessary to promote high quality care while also attempting to adapt the levels for census fluctuations. The Company continues to strive to increase the quality of services and marketing, and develop new programs while adapting to increasing payor restrictions. Additional operating staff is required to support these efforts. In addition, the Company's operations are labor intensive and require highly qualified workers with specific

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fiscal Year 1992 Compared to Fiscal Year 1991 (continued)

professional skills such as nurses and therapists. The Company pays wages prevailing in the areas necessary to obtain skilled personnel, and the Company does not feel that it is possible to obtain or retain such qualified personnel unless reasonably steady employment can be provided. Accordingly, the Company's labor costs do not vary in direct proportion with census fluctuations at its facilities, even though staffing levels are closely monitored in an attempt to improve efficiency.

     In 1991, general and administrative costs included a special charge of approximately $37.0 million for the write down of uncollectible accounts receivable. In 1992, a specific reversal of a $4.2 million charge in fiscal 1991 was realized due to the recovery from the Ontario (Canada) Health Insurance Plan ("OHIP"). The provision for uncollectible accounts included in general and administrative costs adjusted for the items described above increased by approximately $7.4 million in 1992 compared to 1991. In general, current economic conditions have negatively impacted patients' ability to pay deductions and co-payments, and scrutiny of coverage limitations and medical necessity issues by payors continues to intensify.

     Exclusive of the change in the provision for uncollectible accounts and write off in 1991 of $1.6 million of abandoned acquisition costs, general and administrative costs increased by approximately $15.1 million or 13.2% in fiscal 1992. This increase is principally attributable to increased staffing in the marketing, managed care, clinical and fiscal consulting areas.

     Depreciation increased $690,000 as a result of current year equipment additions and routine renovations.

     Interest expense increased due to the decreased amount capitalized. Only one hospital project was in progress during 1992.

     Income taxes as a percent of pre-tax income increased to 37% from 36.4%.

     Earnings before depreciation, amortization, interest, and income taxes for the twelve months ended November 30, 1992 declined by 38.7% to $52.7 million from $85.9 million in 1991 and net earnings declined to $23.1 million from $45.3 million compared to the prior year period.

     In 1992, approximately 45% of the Company's hospital net revenues were paid by private sources and insurance companies which based reimbursement on the Company's price schedule. Approximately 16% of the Company's hospital net revenues were paid by Medicare, Medicaid and other programs which based reimbursement on the Company's costs. Therefore, to the extent that costs increased, higher reimbursement was generally received on a dollar-for-dollar basis. Approximately 4% was paid by CHAMPUS, a Federal Government Program which based reimbursement generally on a regional average rate. The balance of approximately 35% was paid based upon rates negotiated with insurers and other payors including managed care companies, health maintenance organizations, preferred provider organizations and similar plans. The number of patients covered under negotiated rate plans has grown significantly in the past few years and such growth is expected to continue in the future.

     The Company's ability to successfully negotiate rate increases with these plans that are comparable to the Company's cost increases is significant to maintaining adequate operating margins. The Company has generally good rela-tions with such plans and anticipates this will continue.

Item 8.  Financial Statements and Supplementary Data

     The information in response to this item is incorporated by reference from
Exhibit 1 in Item 14.

Item 9. Change in and Disagreement with Accountants on Accounting and Financial Disclosure.

          Not Applicable.


                                 PART III

Information under the following items required by Part III of Form 10-K is incorporated by reference from Registrant's definitive Proxy Statement applic-able to Registrant's 1993 Annual Meeting of Shareholders, or will be provided by Amendment to Form 10-K on Form 10-K/A, to be filed with the Commission by Registrant no later than March 29, 1994.

Item 10.  Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Item 13.  Certain Relationships and Related Transactions.


                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          (a)  1.   Financial Statements.  The Financial Statements listed
in response to Item 8 are filed herewith.

               2. The following Financial Statement Schedules are filed herewith:

               Amounts Receivable from Related Parties and Underwriters, Promoters, and Employees other than Related Parties

               Property, Plant and Equipment

               Accumulated Depreciation and Amortization of Property, Plant and Equipment

               Valuation and Qualifying Accounts

               Supplementary Income Statement Information

               3.   Exhibits:

                    (3)   Articles of Incorporation and By-laws

                         3.1  Restated Articles of Incorporation as adopted
by vote of shareholders on May 20, 1993 (filed as Appendix B to Registrant's Proxy Statement dated April 20, 1993 relating to the annual meeting of its shareholders on May 20, 1993 and incorporated in full herein by this reference).

                         3.2  By-Laws of Registrant as amended by vote of
shareholders on May 23, 1991 (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1991 and incorporated in full herein by this reference) and as amended by vote of shareholders on May 20, 1993 (filed as Appendix A to Registrant's Proxy Statement dated April 20, 1993 relating to the annual meeting of its shareholders on May 20, 1993 and incorporated in full herein by this reference).

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (continued)

                    (10) Material Contracts

                         10.1  Employment Contract between Registrant and
Richard L. Conte, dated as of May 1, 1992.

                         10.2  Employment Contract between Registrant and
Steven S. Weis, effective as of December 1, 1991, dated January 28, 1992, which is required to be filed as an exhibit pursuant to Item 14(c), (filed as Exhibit
10.2 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1991 and incorporated in full herein by this reference).

                         10.3  Form of Indemnification Agreements between
Registrant and its Directors and Executive Officers (filed as Exhibit C to Registrant's Proxy Statement, dated April 24, 1987, relating to the annual meeting of its shareholders on June 1, 1987, and incorporated in full herein by this reference).

                         10.4  Supplemental Retirement Contract between
Registrant and Richard L. Conte, dated as of September 1, 1988 (filed as Exhibit
10.4 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1988, and incorporated in full herein by this reference).

                         10.5  Termination Agreement between Registrant and
James W. Conte dated as of December 1, 1992 (filed as Exhibit 10.8 to Registrant's amendment on Form 8 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1992, and incorporated in full herein by this reference).

                         10.6  Registrant's 1989 Stock Incentive Plan.
(filed as Exhibit A to Registrant's Proxy Statement, dated July 12, 1989, and incorporated in full herein by this reference.)

                         10.6.1  Form of Stock Option Agreement (filed as
Exhibit 10.6.1 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1990 and incorporated in full herein by this reference).

                         10.6.2  Form of Nonstatutory Stock Option Agreement
with Director (filed as Exhibit 10.6.2 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1990 and incorporated in full herein by this reference).

                         10.7  Registrant's Combined Stock Option Plan for
Key Employees and Amendment Numbers One, Two, Three, Four and Five thereto (filed as Exhibit 10.7 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).

                         10.7.1  Form of Stock Option Agreement -- General
Stock Option (filed as Exhibit 10.7.1 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).

                         10.7.2  Form of Stock Option Agreement -- Incentive
Stock Option (filed as Exhibit 10.7.2 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K. (continued)

                    (10) Material Contracts (continued)

                         10.8  Credit Agreement among Registrant,
Transitional Hospitals Corporation and Bank of America National Trust and Sav-ings Association, dated as of September 20, 1993 (filed as Exhibit 10 to Registrant's Report on Form 10-Q for its fiscal quarter ended August 31, 1993 and incorporated in full herein by this reference).

                         10.9  Employment Contract between Registrant and
Kay Seim dated as of June 15, 1992, which is required to be filed as an exhibit pursuant to Item 14(c).

                         10.10  Termination Agreement between Registrant and
Loren B. Shook dated as of October 11, 1993, which is required to be filed as an exhibit pursuant to Item 14(c).

                         10.11  Credit Agreement among Registrant, Priory
Hospitals Group Limited and Bank of America National Trust and Savings Association dated as of December 23, 1993.

                    (11) Statement re computation of earnings per share

                    (22) Subsidiaries of the Registrant

                    (24) Consents of Experts

          (b)  Report on Form 8-K:  None.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY PSYCHIATRIC CENTERS

                         By:/s/ RICHARD L. CONTE     Date: February 25, 1994
                            Richard L. Conte
                            Chairman of the Board
                              of Directors and
                              Chief Executive Officer
                            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.

                            /s/ RICHARD L. CONTE     Date: February 25, 1994
                            Richard L. Conte
                            Chairman of the Board
                              of Directors and
                              Chief Executive Officer
                            (Principal Executive Officer)

                            /s/ STEVEN S. WEIS       Date: February 25, 1994
                            Steven S. Weis
                            Executive Vice President and
                              Chief Financial Officer
                            (Principal Financial Officer)

                            /s/ DAVID WAKEFIELD      Date: February 25, 1994
                            David Wakefield
                            Director and Executive
                              Vice President

                            /s/ HARTLY FLEISCHMANN   Date: February 25, 1994
                            Hartly Fleischmann
                            Director

                            /s/JACK H.LINDHEIMER,M.D. Date:February 25, 1994 Jack H. Lindheimer, M.D.
                            Director

                            /s/DANA L. SHIRES, M.D. Date: February 25, 1994 Dana L. Shires, Jr., M.D.
                            Director

                            /s/ DAVID L. DENNIS      Date: February 25, 1994
                            David L. Dennis
                            Director

                            /s/ STEPHEN J. POWERS    Date: February 25, 1994
                            Stephen J. Powers
                            Director

                            /s/ ROBERT L. THOMAS     Date: February 25, 1994
                            Robert L. Thomas
                            Director

                            /s/ STEVEN M. GRAY       Date: February 25, 1994
                            Steven M. Gray
                            Principal Accounting Officer or Controller

                          Annual Report Form 10-K

                Item 8, Item 14(a)(1) and (2), (c) and (d)
                Financial Statements and Supplementary Data
      List of Financial Statements and Financial Statements Schedules
                             Certain Exhibits
                       Financial Statement Schedules

              Community Psychiatric Centers and Subsidiaries
                         Laguna Hills, California


                       Year Ended November 30, 1993

                       Community Psychiatric Centers

                      Form 10-K Item 14(a)(1) and (2)

      List of Financial Statements and Financial Statement Schedules


     The following consolidated financial statements of Community Psychiatric Centers and subsidiaries are included in Item 8:

          Report of Independent Auditors

          Consolidated statements of operations - Years ended November 30, 1993, 1992 and 1991

          Consolidated balance sheets - November 30, 1993 and 1992

          Consolidated statements of stockholders' equity - Years ended November 30, 1993, 1992 and 1991

          Consolidated statements of cash flows - Years ended November 30, 1993, 1992 and 1991

          Notes to consolidated financial statements - November 30, 1993

     The following consolidated financial statement schedules of Community Psychiatric Centers and subsidiaries are included in Item 14(d):

          Schedule II      -  Amounts receivable from related parties and
                              underwriters, promoters, and employees other than related parties

          Schedule V       -  Property, plant and equipment

          Schedule VI      -  Accumulated depreciation, depletion, and
                              amortization of property, plant and equipment

          Schedule VIII    -  Valuation and qualifying accounts

          Schedule X       -  Supplementary income statement information

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      Report of Independent Auditors

Board of Directors
Community Psychiatric Centers

     We have audited the accompanying consolidated balance sheets of Community Psychiatric Centers and Subsidiaries as of November 30, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1993. Our audits also included the financial statement schedules listed in the index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Psychiatric Centers and Subsidiaries at November 30, 1993 and 1992, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, effective December 1, 1992, the Company adopted Statement of Financial Accounting Standard No. 109 Accounting for Income Taxes.

                                        ERNST & YOUNG



Los Angeles, California
January 28, 1994

                   Community Psychiatric Centers and Subsidiaries
                            Consolidated Balance Sheets
                                                        November 30
                                                      1993        1992
                                                        (In thousands)

Assets
Current assets:
  Cash and cash equivalents                          $ 24,640  $ 67,837
  Short-term investments                               10,932        --
  Accounts receivable, less allowance for doubtful
    accounts (1993--$22,658 and 1992--$21,365)         80,024    77,342
  Prepaid expenses and other current assets            16,468    13,330
  Property held for sale, net                          10,551        --
  Refundable income taxes                               5,763     3,764
  Deferred income taxes                                 1,859     4,623
                                                     --------  --------
Total current assets                                  150,237   166,896
Property, buildings and equipment, at cost, less
  allowances for depreciation                         339,078   340,150
Other assets:
  Deferred income taxes                                 1,126     2,384
  Other assets                                         24,178    17,261
                                                     --------  --------
                                                       25,304    19,645
Excess of investment in subsidiaries over net assets
  acquired                                             15,721    13,909
                                                     --------  --------
                                                     $530,340  $540,600
                                                     ========  ========

See notes to consolidated financial statements.

              Community Psychiatric Centers and Subsidiaries
                  Consolidated Balance Sheets (continued)
                                                         November 30
                                                      1993       1992
                                                       (In thousands)

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                   $ 15,332  $ 7,714
  Accrued payroll and other expenses                   23,033   19,317
  Dividends payable                                       111    3,950
  Income taxes payable                                  2,641       --
  Payable to third parties under reimbursement
    contracts                                           4,990    1,820
  Accrued restructuring charges                         8,666       --
  Current maturities on long-term debt                    940      343
                                                     --------  -------
Total current liabilities                              55,713   33,144

Long-term debt, exclusive of current maturities        40,718   26,293
Deferred credits:
  Deferred compensation                                 1,814    5,278
  Deferred income taxes                                 9,603   24,952
                                                     --------  -------
                                                       11,417   30,230
Stockholders' equity:
  Preferred stock, par value $1 a share; authorized
    2,000,000 shares; none issued                          --       --
  Common stock, par value $1 a share; authorized
    100,000,000 shares; issued 46,856,000 in 1993
    and 1992                                           46,856   46,856
  Additional paid-in capital                           65,341   67,831
  Less due from employees for exercise of stock options   (35)    (139)
                                                     -------- --------
                                                      112,162  114,548
  Retained earnings                                   359,345  388,102
  Foreign currency translation adjustment              (3,815)  (3,072)
                                                     -------- --------
                                                      467,692  499,578
Less cost of treasury stock--3,763,000 shares in 1993
  and 3,831,000 shares in 1992                        (45,200) (48,645)
                                                     -------- --------
                                                      422,492  450,933
                                                     -------- --------
                                                     $530,340 $540,600
                                                     ======== ========
See notes to consolidated financial statements.

              Community Psychiatric Centers and Subsidiaries
                   Consolidated Statements of Operations
                                                Year Ended November 30
                                              1993      1992      1991
                                                (In thousands, except
                                                   per share amounts)

Revenues:
  Net operating revenues                    $335,578  $344,274  $392,873
  Other income                                 2,301     3,433     3,738
                                            --------  --------  --------
                                             337,879   347,707   396,611
Costs and expenses:
  Operating                                  170,077   167,116   159,323
  General and administrative                 136,416   129,600   153,124
  Depreciation                                12,570    12,631    11,941
  Interest (principally on long-term debt)     2,420     1,607     1,067
  Restructuring charge                        54,950        --        --
                                            --------  --------  --------
                                             376,433   310,954   325,455
                                            --------  --------  --------
Earnings (loss) before income taxes          (38,554)   36,753    71,156
Income taxes (credit)                        (13,662)   13,616    25,867
                                            --------  --------  --------
Net earnings (loss)                         $(24,892) $ 23,137  $ 45,289
                                            ========  ========  ========
Earnings (loss) per common share            $   (.58) $   0.52  $   0.98
                                            ========  ========  ========
Average number of common shares               42,951    44,668    46,445
                                            ========  ========  ========

See notes to consolidated financial statements.

                             Community Psychiatric Centers and Subsidiaries
                             Consolidated Statements of Stockholders' Equity
                                                               Amounts
                                                               Due From
                                                              Employees
                                                                 for                    Foreign
                                                  Additional   Exercise                 Currency
                                        Common      Paid-In    of Stock    Retained    Translation     Treasury Stock
                                         Stock      Capital     Options    Earnings    Adjustment    Shares    Amount
                                                                          (In thousands)

Balance at November 30, 1990            $46,855     $67,961   $(6,047)     $352,433    $5,595        (222)     $(6,264)
  Exercise of employees' stock options                 (254)     (509)                                 33        1,022
  Payments on amounts due on stock
    options                                                     6,415                                (202)      (5,917)
  Income tax benefits derived from
    employee stock option transactions                  121
  Stock repurchased                                                                                  (274)      (3,022)
  Net earnings for year                                                      45,289
  Dividends paid, $.36 per common share                                     (16,727)
  Foreign currency translation
    adjustment                                                                         (3,015)
Balance at November 30, 1991             46,855      67,828      (141)      380,995     2,580        (665)     (14,181)
  Payments on amounts due on stock
    options                                                         2
  Subordinated debenture conversion           1           3
  Stock repurchased                                                                                (3,166)     (34,464)
  Net earnings for year                                                      23,137
  Dividends paid, $.36 per common share                                     (16,030)
  Foreign currency translation
    adjustment                                                                          (5,652)
Balance at November 30, 1992             46,856      67,831     (139)       388,102     (3,072)    (3,831)     (48,645)
  Exercise of employees' stock
    options                                          (2,620)                                          153        4,283
  Payments on amounts due on stock
    options                                                      104
  Income tax benefits derived from
    employee stock option transactions                  130
  Stock repurchased                                                                                   (85)        (838)
  Net loss for the year                                                    (24,892)
  Dividends paid, $.09 per common share                                     (3,865)
  Foreign currency translation
    adjustment                                                                            (743)
Balance at November 30, 1993            $46,856      $65,341   $  (35)    $359,345     $(3,815)    (3,763)    $(45,200)

See notes to consolidated financial statements.

              Community Psychiatric Centers and Subsidiaries
                   Consolidated Statements of Cash Flows
                                              Year Ended November 30
                                          1993        1992       1991
                                                 (In thousands)

Cash flows from operating activities:
Net earnings (loss)                        $(24,892) $ 23,137  $45,289
Items not resulting in cash flows:
  Depreciation and amortization            14,330    14,319    13,657
  Provision for uncollectible accounts     21,266    17,482    51,276
  Restructuring charge                     54,950    --        --
  (Gain) loss on sale of property,
    buildings and equipment                (232)     387       130
  Other                                    (1,561)   (1,199)   766
Changes in assets and liabilities,
  exclusive of business acquisition:
  Short-term investments                   (10,932)  --        --
  Accounts receivable                      (23,948)  (8,737)   (21,560)
  Receivable (payable) from third party
    under reimbursement contracts          3,170     9,260     2,780
  Prepaid expenses and other current
    assets                                 (3,138)   (1,106)   (3,943)
  Accounts payable and accrued expenses    11,334    2,303     (513)
  Accrued restructuring costs              (8,892)   --        --
  Dividends payable                        (3,839)   (232)     (15)
  Income taxes                              (10,685)    5,561   (17,873              )
Net cash provided from operations            16,931    61,175    69,994

Financing:
Proceeds from revolving credit facilities  13,267    --        --
Dividends paid                             (3,865)   (16,030)  (16,727)
Purchase of treasury shares                (838)     (34,464)  --
Payments of deferred compensation          (6,448)   --        --
Net proceeds from exercise of stock
  options, payments on loans and related
  transactions                             1,897     --        742
Payments on long-term debt                  (667)    (1,703)   (1,028)
Net cash provided from (used for) financing
  activities                                 3,346    (52,197)  (17,013)
Investing:
Payment received on notes                  669       277       259
Purchase of property, buildings and
  equipment                                (58,269)  (19,419)  (23,494)
Proceeds from sale of property, buildings
  and equipment                            1,039     --        80
Loans made to officers                     (227)     (916)     --
Investment in affiliate                    (1,602)   --        --
Payment for business acquisitions:
  Property, buildings and equipment        (965)     --        --
  Excess of purchase price over fair value
    of assets acquired                       (4,119)     (584)     (747)
Net cash used for investing activities      (63,474)  (20,642)  (23,902)
Net increase (decrease) in cash and cash
  equivalents                              (43,197)  (11,664)  29,079
Beginning cash and cash equivalents          67,837    79,501    50,422
Ending cash and cash equivalents           $ 24,640  $ 67,837  $ 79,501


See notes to consolidated financial statements.

                    Community Psychiatric Centers and Subsidiaries
                         Notes to Consolidated Financial Statements
                                November 30, 1993

Note 1--Summary of Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

     The excess of investment in subsidiaries over net assets acquired resulting from acquisitions subsequent to 1970 is being amortized on a straight-line basis over 40 years.

Cash Equivalents

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Those highly liquid assets with a maturity of more than three months are classified as short-term investments.

Property, Buildings and Equipment

     Depreciation is generally computed on the straight-line method based on the estimated useful lives of buildings or items of equipment.

Preopening Costs

     Costs incurred prior to the opening of new facilities are deferred and amortized on a straight-line basis over a five-year period.

Capitalization of Interest

     Interest incurred in connection with development and construction of hospitals is capitalized as part of the related property.

Net Operating Revenues

     Net operating revenues include amounts for hospital services estimated by management to be reimbursable by federal and state government programs (Medicare, Medicaid and CHAMPUS); negotiated programs (managed care companies, health maintenance organizations and preferred provider organizations) and private pay payors (private sources and insurance companies which base reimbursement on the Company's price schedule).

     The following table summarizes the percent of net operating revenue generated from all payors (1993 percentages include THC operations).

                                         1993        1992       1991
Government and other cost-based <F1>       24%       16%       10%
CHAMPUS                                    5         4         5
Negotiated rate                            41        35        30
Private pay                                30        45        55
                                          100%      100%      100%

     Amounts received are generally less than the established billing rates of the Company and the difference is reported as a contractual allowance and deducted from operating revenues. Final determination of amounts earned for hospital services is subject to audit by the payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges and credits to operating revenues in the year the audit reports are finalized. In the current year, the Company received approximately
$4.2 million in excess of recorded amounts related to prior year medicare settlements. These amounts are included in operating revenue.

<F1> Includes Medicare DRG payments to THC.

            Community Psychiatric Centers and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note 1--Summary of Significant Accounting Policies (continued)

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and receivables from government programs.

     The Company maintains cash equivalents and short-term investments with various financial institutions. The Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing to those financial institutions that are considered in the Company's investment strategy. The Company and management do not believe that there are any credit risks associated with receivables from governmental programs. Negotiated and private receivables consist of receivables from various payors, including individuals involved in diverse activities, subject to differing economic conditions, and do not represent any concentrated credit risks to the Company. Furthermore, management continually monitors and adjusts its reserves and allowances associated with these receivables.

Stock Options

     Proceeds from the exercise of stock options are credited to common stock, to the extent of par value, and the balance to additional paid-in capital, except when shares held in the treasury are issued. The difference between the cost of the treasury stock and the option price is charged or credited to additional paid-in capital. No charges or credits are made to earnings with respect to options granted or exercised. Income tax benefits derived from exercise of non-incentive stock options and from sales of stock obtained from incentive stock options before the minimum holding period are credited to additional paid-in capital.

Earnings (Loss) Per Share

     Earnings (loss) per share have been computed based upon the weighted average number of shares of common stock outstanding during the year. Dilutive common stock equivalents have not been included in the computation of earnings
(loss) per share because the aggregate potential dilution resulting therefrom is less than 3%.

Translation of Foreign Currencies

     The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated at year-end exchange rates. Statements of earnings amounts have been translated at the average exchange rate for the year. The resulting currency translation adjustments were made directly to a separate component of Stockholders Equity. The effect on the statement of earnings of translation gains and losses is insignificant for all years presented.

Reclassifications

     Certain amounts have been reclassified to conform with 1993 presentations.

Note 2--Restructuring Charge

     Effective February 28, 1993, the Company recorded a pre-tax charge of $54,950,000 ($34,906,000 net of tax) in connection with the restructuring of certain of its psychiatric hospitals. The charge comprised $35,270,000 to

           Community Psychiatric Centers and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note 2--Restructuring Charge (continued)

write-down buildings and other fixed assets, $2,121,000 to write-off intangibles, $14,369,000 for future operating losses of the seven hospitals and related corporate restructuring costs associated with terminating employees, and $3,190,000 for additional accounts receivable allowances at the seven hospitals. Six of the restructured hospitals have ceased operations. As of November 30, 1993, one of the seven restructured hospitals remains operating. The ultimate disposition of this hospital will be determined shortly. The operating results of these hospitals are excluded from the Company's operations after February 28, 1993. The Company received cash proceeds of approximately
$5 million in January and February of 1994 from the sale of two of these restructured hospitals.

Note 3--Acquisitions

     In April 1990, the Company acquired the assets of Harvard Medical Limited, a patient liaison business in West Germany for approximately $2,250,000 including acquisition costs. The purchase agreement provided for additional annual payments through 1993 if certain economic performance criteria are achieved. In September 1991, October 1992, and October 1993, total additional payments of $2,300,000 were made.

     During 1993, the Company acquired six buildings and the related fixed assets and modified the buildings into six long-term critical care facilities. Total consideration paid was $33,047,000. The Company also acquired a substance abuse center in the United Kingdom for a purchase price of $4,307,000.

     The aggregate total costs of these acquisitions exceeded the fair value of the assets acquired by approximately $7.8 million. The excess is being amortized on a straight-line basis over a 40-year period. The acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired facilities have been included in the consolidated statement of earnings since the date of acquisition. The results of operations of the acquired businesses prior to the date of acquisition were not material to the consolidated financial statements.

     During 1991, the Company incurred costs of approximately $1,600,000 in the pursuit of two acquisitions that were eventually abandoned. The write-off of these costs reduced earnings per share by $0.02.

Note 4--Property, Buildings and Equipment

     Property, buildings and equipment are summarized as follows:
                                                       Year Ended
                                                       November 30
                                                     1993       1992
                                                      (In thousands)

Land                                                 $ 55,685  $ 59,717
Buildings and improvements                            282,027   293,833
Furniture, fixtures and equipment                      70,855    55,688
Construction in progress (estimated additional
  cost to complete at November 30, 1993--$16,599,000)  8,362      6,090
                                                     416,929    415,328
Less accumulated depreciation                        (77,851)  (75,178)
                                                    $339,078  $340,150

     The Company incurred interest expense of $2,655,000, $2,440,000 and $2,504,000 in 1993, 1992 and 1991, respectively, including $235,000, $833,000 and $1,437,000 which was capitalized in 1993, 1992 and 1991, respectively.

     Interest paid excluding capitalized portion is $2,450,000, $1,615,000 and $1,079,000 during 1993, 1992 and 1991, respectively.

               Community Psychiatric Centers and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note 5--Income Taxes

     Effective December 1, 1992, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". The changes required by FASB No. 109 (principally adjusting the balances of certain deferred tax accounts) did not have a significant effect on the financial statements of the Company.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of November 30, 1993 are as follows (in thousands):

     Deferred tax liabilities:
          Excess tax depreciation                    $ 15,393
          Capitalized interest                       5,565
          Earnout payment                            463
          Other                                      2,219
          Restructuring charge                       (14,037)
              Total deferred tax liabilities         $  9,603

     Deferred tax assets:
       Current:
          Excess of book over tax bad debt provision $  1,575
          Other                                           284
              Total current deferred tax assets      $  1,859

        Non-current:
           Restructuring charge                      $  2,134
          Net operating loss                         1,882
          Excess tax depreciation                    (1,289)
          Capitalized interest                       (847)
          Other                                      (54)
          Net operating loss valuation reserve          (700)
              Total non-current deferred tax assets  $ 1,126

     Deferred tax liabilities and assets by tax jurisdictions are as follows:
                                              Deferred             Deferred
                                              Tax Asset          Tax liabilities
                                    Current   Non-current      Current  Non-current

       U.S. Federal Income
          Taxes (consolidated)      $1,542    $   --           $   --    $8,875

       Foreign (U.K.)               --            --               --       728

       State                           317     1,126               --        --
                                    $1,859    $1,126           $   --    $9,603

             Community Psychiatric Centers and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note 5--Income Taxes (continued)

     For financial reporting purposes, income before income taxes includes the following components:
                                             1993     1992      1991
                                                  In thousands)
     Pretax income (loss):
        United States                      $(44,796) $29,566   $63,079
        Foreign                               6,242    7,187     8,077
                                           $(38,554) $36,753   $71,156

     Significant components of the provision for income taxes attributable to continuing operations are as follows:
                                           Liability
                                            Method     Deferred Method
                                               1993   1992      1991
                                                  (In thousands)
     Current:
        Federal                            $ (3,576) $ 7,951   $15,355
        Foreign                            2,169     1,773     3,189
        State                                   611    1,325     3,499
            Total current                      (796)  11,049    22,043
     Deferred:
        Federal                            (9,967)   2,697     3,897
        Foreign                            (94)      (116)     (364)
        State                                (2,805)     (14)      291
            Total deferred                  (12,866)   2,567     3,824
                                           $(13,662) $13,616   $25,867

     The components of the provision for deferred income taxes for the years ended November 30, 1992 and 1991 are as follows:
                                                      1992      1991
                                                       (In thousands)

     Depreciation                                    $ 1,771   $ 1,460
     Bad debts                                           733      (195)
     Other                                                63     2,559
        Provision for deferred income taxes          $ 2,567   $ 3,824

     The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:
                            Liability Method           Deferred Method
                                 1993               1992             1991
                               Amount  Percent   Amount Percent Amount  Percent
                                           (Amounts in thousands)

     Tax at U.S. statutory
       rates                   $(13,108)    (34)% $12,496 34%   $24,193   34%
     State income taxes,
       net of federal tax
       benefit, (charge)       (1,448)      (4)   865     2     2,501       4
     Restructuring-intangibles    730        2       --            --
 Other--net                     164          1    255     1      (827)     (2)
                               $(13,662)    (35)% $13,616  37%  $25,867    36%

     The Company received income tax refunds (net of income taxes paid of $3,170,000) of $3,240,000 in 1993. The Company made income tax payments of $7,863,000 and $37,070,000 in 1992 and 1991, respectively.

               Community Psychiatric Centers and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note 6--Long-Term Debt at November 30, 1993
                                                       1993        1992
                                                        (In thousands)

Borrowings under revolving credit agreements         $13,267   $    --
5 3/4% Convertible Subordinated Debentures due
  2012, convertible into Common Stock of the
  Company at $35.89 per share, may be redeemed
  at 103.75% of face value as of October 15,
  1992 declining annually to 100% of face value
  on or after October 15, 1999                       7,903     8,230
8 3/4% Subordinated Guaranteed Debentures due
  1996 (net of unamortized discount of $68)          4,932     4,908
8 1/2% Subordinated Guaranteed Debentures due
  1995 (net of unamortized discount of $73)          10,788    10,737
Notes payable, collateralized by deeds of trust on
  land, buildings and equipment with a cost of
  approximately $8,051, payable in installments to
  2004 including interest ranging from 7% to 10 1/2%  2,421     2,761
Note payable due December 31, 1994, interest payable
  quarterly at the LIBOR rate plus 2%                1,485         --
Other                                                  434                    --
                                                     41,658    26,636
     Less current portion                               940       343
                                                     $40,718   $26,293

     During September 1993, the Company entered into a credit agreement ("the Agreement") whereby the Company may borrow, repay and reborrow up to $25 million through November 30, 1995 (the revolving loan period), at which time any amount outstanding is converted into a term loan payable in equal quarterly install-ments through November 30, 1998. Interest is payable at the lesser of (1) LIBOR plus 1.25% during the revolving loan period and LIBOR plus 1.50% during the term loan period or (2) the greater of (a) the Bank's reference rate or (b) the Fed Funds rate plus .5%.

     During October 1993, the Company's subsidiary in the United Kingdom entered into a temporary revolving credit facility whereby the Company was allowed to borrow up to $7.5 million through December 31, 1993. Interest was to be calculated at the rate of interest at which sterling pounds deposits would be offered to major banks in the London interbank market, plus 1.25%. A final loan agreement was signed in December 1993 to replace the temporary facility whereby the Company may borrow up to 10 million sterling pounds through November 30, 1995, at which time any amount outstanding is converted into a term loan payable in equal quarterly installments through November 30, 1998. Interest is payable at the sterling LIBOR rate plus 1.25% up to the conversion date and LIBOR plus 1.50% after the conversion date.

     The Agreements contain provisions which, among other things, place restrictions on borrowing, capital expenditures and the payment of dividends, and requires the maintenance of certain financial ratios including tangible net worth, fixed charge coverage and funded debt. Management believes that the Company is currently in compliance with all material covenants and restrictions contained in the Agreements. Borrowings are unsecured and are guaranteed by the Company's domestic subsidiaries.

     Under the terms of the Debenture Payment Assumption Agreement, Vivra Incorporated is obligated to pay $4,139,000 of the 8 1/2% Subordinated Guaran-teed Debentures due 1995. The balance shown above has been reduced by that amount. The Company has guaranteed the payment by Vivra.

            Community Psychiatric Centers and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note 6--Long-Term Debt at November 30, 1993 (continued)

     The conversion price of the convertible debentures is subject to antidilutive provisions.

     The approximate annual maturities of long-term debt for five years ending
November 30, 1998 are as follows (In thousands):
     1994                $   940
     1995                $13,010
     1996                $ 9,669
     1997                $ 4,733
     1998                $ 4,572

Note 7--Capital Stock and Stock Options

The Company has stock option plans whereby options may be granted at not less than 100% of fair market value at the date of grant and are exercisable at any time thereafter for a period of ten years, or five years for options granted prior to November 8, 1990. Options granted on and after November 8, 1990, are exercisable 20% at date of grant with the remaining 80% becoming exercisable at the rate of 20% each December 1 thereafter, with the exception of 100,000 op-tions re-issued to certain officers of the Company (see below) which vested immediately. At the time of exercise, at least one-third is payable in cash and the balance, if any, with a five-year note bearing interest at 8%. The unpaid portion of options exercised, evidenced by a note, has been deducted from Stockholders' Equity in the accompanying Consolidated Balance Sheet. Stock options may also be exercised by the return of previously acquired shares of common stock. Shares obtained by such exercises are included in treasury stock and valued at the market value at date of exercise.

     On May 20, 1993, the Company issued 860,000 of non-qualified options to several key executives. The option price is $20 above the closing price of the Company's stock on the date of grant, or $29.50 per share. For each year during which the Company meets specified performance targets, the option price will decrease by $5.00 until the option price and market price converge. The option price will be fixed at the market price on the date of convergence and the options will vest. If convergence does not occur during the first five years after grant of the options, the options will be cancelled and the shares will revert to the 1989 Stock Incentive Plan and be available for reissuance.

     On February 14, 1992, 315,200 outstanding options granted in previous years at prices ranging from $18.54 to $34.13 were revalued to $14.63, the market price on that day. Options granted previously to the five then most highly-compensated officers were not revalued. On January 29, 1993, 717,249 options granted previously to those individuals were cancelled, revalued, and re-issued at a 1 to 2 ratio. The options were granted in previous years at prices ranging from $24.08 to $26.81. The options were revalued to $10.88, $.25 higher than the closing market price on that day.

          Community Psychiatric Centers and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note 7--Capital Stock and Stock Options (continued)

     A summary of activity under the plans during 1993, 1992 and 1991 is as follows:
                                        Number                     Aggregate
                                      of shares       Per share   option price
                                      (In thousands, except per share amounts)

Options outstanding at November 30,
  1990                                 1,636,200     $13.02-31.88   $42,686
  Options granted                      25,500        28.88-34.13        751
  Options cancelled and expired        (56,500)      13.02-28.88     (1,495)
  Treasury stock issued on exercise    (32,600)      13.02-31.88     (754)
Options outstanding at November 30,
  1991                                 1,572,600     18.54-34.13      41,188
  Options granted                      624,000       10.88-14.63      8,108
  Options cancelled and expired        (132,600)     21.27-27.13      (3,451)
  Options revalued                                                    (3,769)
Options outstanding at November 30,
  1992                                 2,064,000     10.88-31.88      42,076
  Options granted                      2,325,000     9.50-33.00       40,673
  Options cancelled and expired        (1,017,000)   14.63-31.88      (23,593)
  Options revalued and reissued        359,000       10.88             3,906
  Treasury stock issued on exercise    (153,000)     10.88-14.63       (1,663)
Options outstanding at November 30,
  1993                                 3,578,000     $ 9.50-33.00     $ 61,399

     The market value of the Company's common stock at the date the options were exercised was $26.75-$38.63 for 1991. There were no options exercised in 1992.

     The market value of the Company's common stock at the date the options were exercised was $13-13.88 for 1993.

     At November 30, 1993, 1,147,733 options were exercisable and 2,716,187
(354,844 at November 30, 1992) were available for grant under the plans.

              Community Psychiatric Centers and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note 8--Deferred Compensation

     On May 21, 1992, the then Chairman of the Board of Directors of the Company resigned. During the course of his employment with the Company, the former Chairman had an employment contract which provided for consideration for consulting services and a noncompetition agreement to commence in 1995 or earl-ier in the event of permanent disability. The consideration was equivalent to one-half of the total qualifying compensation paid during full time employment from December 1, 1970 through November 30, 1990 and commencing December 1, 1975, the amount on which such qualifying consideration based was increased by 6.5% annually through November 30, 1990 and 8% annually thereafter. The amount due under the terms of the contract was payable in equal annual installments over the life of the former Chairman.

     At the time of the former Chairman's resignation, an acceleration of payments due him was agreed to by the Company. Based on a computation of the present value of the contractually due amount, a payment of $6,286,000 was made in December 1992. Of this amount, $3,356,000 was provided for in the financial statements of the Company through November 30, 1992. The remaining amount, $2,930,000, is being amortized as consideration (approximately $244,000 annual-ly) for services rendered over the term of the consulting and non-competition agreements which extend to November 30, 2004.

     Effective November 30, 1989, a former Chairman of the Board of Directors (and current Chairman of the Board of Directors of Vivra Incorporated) termin-ated his employment with the Company and began receiving deferred compensation benefits in accordance with contract terms substantially the same as the con-tract described above. Approximately $162,000 of the annual payment of $323,000 is charged to expense as consideration for services rendered over the term of the consulting and noncompetition agreements which extend to November 30, 2000.

     Deferred compensation accrued for 1993, 1992 and 1991 was $329,000, $292,000 and $241,000, respectively.

Note 9--Profit Sharing Plan

     The Company has a noncontributory, trusteed profit sharing plan which is qualified under Section 401 of the Internal Revenue Code. All regular nonunion employees in the United States (union employees are eligible if the collective bargaining agreement so specifies) with at least 1,000 hours of service per annum, over 21 years of age, and employed at year-end are eligible for participation in the plan after one year of employment. The Company's contribution to the plan for any fiscal year, as determined by the Board of Directors, is discretionary, but is limited to an amount which is deductible for federal income tax purposes. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no contributions made by the Company in 1993, 1992 and 1991. During the current year, a 401(k) segment was added to the plan which allows employees to defer a portion of their salary on a pre-tax basis. The Company may match a portion of the amount deferred. The Company's matching contribution is determined by the Board of Directors each year. During 1993, no matching contribution was made.

Note 10--Business Segment Information

     The Company is engaged in two principal business segments. The Company provides psychiatric services for adults, adolescents, and children with acute psychiatric, emotional, substance abuse, and behavioral disorders in the United States and the United Kingdom. The Company also offers long-term critical care services.

             Community Psychiatric Centers and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note 10--Business Segment Information (continued)

     The following tables have been prepared in accordance with the requirements of FASB Statement No. 14.  This information has been derived from the Company's accounting records.
                                                Year Ended November 30
                                                1993      1992      1991
                                                    (In thousands)
  Operating revenues:
     U.S. Psychiatric division               $ 283,539  $ 310,768  $ 357,536
     U.K. Psychiatric division               33,918     33,506     35,337
     Long-term critical care division        18,121       --       --
               Total operating revenues      $ 335,578  $ 344,274  $392,873

  Operating profit:
     U.S. Psychiatric division               $  25,134  $  38,384  $  70,038
     U.K. Psychiatric division               8,862      9,505      10,388
     Long-term critical care division        (4,911)    (331)       --
               Total operating profit        29,085     47,558     80,426

  Other income and expense:
     Other income                            2,301      3,433      3,738
     Depreciation expense                    (12,570)   (12,631)   (11,941)
     Interest expense                        (2,420)    (1,607)    (1,067)
     Restructuring charge                    (54,950)     --         --
       Earnings (loss) before income taxes   $ (38,554) $  36,753  $  71,156

  Identifiable Assets:
     U.S. Psychiatric division               $ 410,892  $ 499,110  $ 526,647
     U.K. Psychiatric division               50,550     39,684     43,023
     Long-term critical care division        68,898     1,806       --
                        Total assets         $ 530,340  $ 540,600  $ 569,670

  Depreciation Expense:
     U.S. Psychiatric division               $  10,401  $  11,021  $  10,470
     U.K. Psychiatric division               1,691       1,610     1,471
     Long-term critical care division        478           --       --
                                             $  12,570  $  12,631  $  11,941

  Capitalized Expenditures for property,
   building, and equipment: <F1>
     U.S. Psychiatric division               $   9,104  $  10,914  $  18,587
     U.K. Psychiatric division               5,018      7,254      4,907
     Long-term critical care division        44,147     1,251       --
                                             $  58,269  $  19,419  $  23,494

<F1> Excludes assets acquired in business acquisitions of $965,000 in 1993.

             Community Psychiatric Centers and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note 11--Fair Value of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

     Short-term investments: The fair values for marketable securities are based on quoted market prices.

     Long-term and short-term debt: The carrying amounts of the Company's long-term and short-term debt approximates its fair value.

     The carrying amounts and fair values of the Company's financial instruments at November 30, 1993:
                                                     Carrying  Fair
                                                      Amount   Value
                                                      (In thousands)

     Cash and cash equivalents                       $24,640   $24,660
     Short-term investments                          $10,932   $11,147
     Short-term debt                                 $   940   $   940
     Long-term debt                                  $40,718   $40,718

Note 12--Contingencies

     Following the release of the Company's third quarter earnings in September 1991, several securities class action lawsuits and one related shareholder derivative action were filed against the Company and certain of its officers and directors. These suits allege the Company made false and misleading statements about its financial condition and business prospects in past periods. The Company maintains its actions were correct and will vigorously defend these suits.

     The Company is subject to other claims and suits arising in the ordinary course of business. In the opinion of management, ultimate resolution of all pending legal proceedings will not have a material adverse effect on the Company's business or financial condition.

             Community Psychiatric Centers and Subsidiaries
         Notes to Consolidated Financial Statements (continued)

Note 13--Quarterly Results of Operations (Unaudited)

     The following is a tabulation of the unaudited quarterly data for the three years ended November 30, 1993:
                                               Three Months Ended
                               February 28    May 31    August 31  November 30
                                (Thousands of dollars, except per share data)
1993
Total revenues                    $ 84,689  $86,149   $80,009   $87,032
Net earnings (loss)               (37,935)  3,490     4,068     5,485
Earnings per common share       <F2> (.88)  0.08      0.09      0.13
Per common share:
  Dividends declared              .09       --        --        --
  Stock prices:
    High                          11 3/4    13 3/4    12 3/4    14 7/8
    Low                            8 7/8    9         9 3/4     10 1/8
1992
Total revenues                    $84,451   $94,696   $81,662   $86,898
Net earnings                      6,941     12,946    2,098     1,152
Earnings per common share         0.15      0.29      0.05      0.03
Per common share:
  Dividends declared              0.09      0.09      0.09      0.09
  Stock prices:
    High                          15 1/2    13 3/4    11 3/4    10 5/8
    Low                           11 3/4    10 5/8    9 1/2     8 5/8
1991
Total revenues                    $103,086  $117,724  $90,347   $85,454
Net earnings (loss)               21,145    26,712    435       (3,003)
Earnings (loss) per common share  0.46      0.58      0.01<F1>  (0.06)<F1>
Per common share:
  Dividends declared              0.09      0.09      0.09      0.09
  Stock prices:
    High                          34 7/8    40        35        28 5/8
    Low                           25 1/4    30        25 1/2    10 5/8

 <F1> Earnings per share in the third and fourth quarter include $(0.32) and
      $(0.19), respectively, for special additions of $23,000,000 and $14,000,000, respectively, to the allowance for uncollectible accounts.  This action was in recognition of the increase in accounts receivable caused by a slowdown in billing and collection activity resulting from increased volume in admissions coupled with increased volume and complexity of managed care contracts.
      Earnings per share in the fourth quarter include $(0.02) for the write-off of abandoned acquisition costs.

 <F2> Earnings per share in the first quarter include (.81) for a pre-tax charge of
      $54,950,000 ($34,906,000 net of tax) in connection with the restructuring of certain of its psychiatric hospitals.

[TEXT]

                   Schedule II--Amounts Receivable from Related Parties and Underwriters,
                            Promoters, and Employees Other Than Related Parties

                               Community Psychiatric Centers and Subsidiaries
            Column A               Column B       Column C            Column D                    Column E
                                                                     Deductions           Balance at end of period
                                   Balance at                    (1)           (2)
                                  beginning of                 Amounts       Amounts        (1)           (2)
        Name of Debtor               period      Additions    collected    written off    Current      Not current
        --------------            ------------  ----------   -----------   -----------    -------      -----------
Year ended November 30, 1993:
 Due from Richard L. Conte:
  Other                           $298,000                     $ 3,000                                 $295,000<F3><F4>
  For interest                       1,000       $ 13,000       13,000                    $1,000<F1>
 Due from Loren B. Shook:
  Other                            240,000                       7,000                                  233,000<F3><F4>
  For interest                       1,000         12,000       12,000                     1,000<F1>
 Due from Steven S. Weis:
  Other                            298,000                       4,000                                  294,000<F3><F4>
  For interest                       1,000         15,000       15,000                     1,000<F1>
 Due from James P. Smith:
  Other                            268,000                     268,000                                       --
  For interest                       1,000          1,000        2,000                        --
 Due from Barry Dyches:
  For exercise of stock option       8,000                       8,000                        --
  Other                            298,000                       4,000                                  294,000<F3><F4>
  For interest                       1,000         12,000       13,000                        --
 Due from Terrance Bridges:
  Other                            299,000                       4,000                                  295,000<F3><F4>
  For interest                       1,000         15,000       15,000                     1,000<F1>
 Due from Walter Grono:
  Other                            239,000                       3,000                                  236,000<F3><F4>
  For interest                       1,000         12,000       12,000                     1,000<F1>
 Due from Kay E. Seim:
  Other                                           227,000                                               227,000<F3><F4>

  <F1> Included in other current assets.

  <F2> Deducted from common stock.

  <F3> Notes bear interest at 5% or 8% and are due thirty years from execution.

  <F4> Included in other assets.

  <F5> Amounts collected on exercise of stock option loans and related interest receivable include cash payments and shares of common stock surrendered to the Company.

                   Schedule II--Amounts Receivable from Related Parties and Underwriters,
                      Promoters, and Employees Other Than Related Parties (continued)

                               Community Psychiatric Centers and Subsidiaries

            Column A               Column B       Column C            Column D                    Column E
                                                                     Deductions           Balance at end of period
                                   Balance at                    (1)           (2)
                                  beginning of                 Amounts       Amounts        (1)           (2)
        Name of Debtor               period      Additions    collected    written off    Current      Not current
        --------------            ------------  -----------   ---------   ------------    --------     -----------
Year ended November 30, 1992:
 Due from Richard Conte:
  Other                             $249,000      $ 54,000      $5,000                                 $298,000<F3><F4>
  For interest                         1,000        10,000       10,000                   $1,000<F1>
 Due from Loren B. Shook:
  Other                              249,000                     9,000                                  240,000<F3><F4>
  For interest                         1,000        11,000       1,000                     1,000<F1>
 Due from Steven S. Weis:
  Other                                            300,000       2,000                                  298,000<F3><F4>
  For interest                                       2,000       1,000                     1,000<F1>
 Due from James P. Smith:
  Other                             274,000                      6,000                                  268,000<F3><F4>
  For interest                        1,000         12,000       12,000                    1,000<F1>
 Due from Barry Dyches:
  For exercise of stock option        8,000                                                8,000<F2><F3>
  Other                             280,000         21,000       3,000                                  298,000<F3><F4>
  For interest                        1,000          6,000       6,000                     1,000<F1>
 Due from Terrance Bridges:
  Other                                            300,000       1,000                                  299,000<F3><F4>
  For interest                                       1,000                                 1,000<F1>
 Due from Walter Grono:
  Other                                            240,000       1,000                                  239,000<F3><F4>
  For interest                                       2,000       1,000                     1,000<F1>

  <F1> Included in other current assets.

  <F2> Deducted from common stock.

  <F3> Notes bear interest at 5% or 8% and are due thirty years from execution.

  <F4> Included in other assets.

  <F5> Amounts collected on exercise of stock option loans and related interest receivable include cash payments and shares of common stock surrendered to the Company.

                   Schedule II--Amounts Receivable from Related Parties and Underwriters,
                      Promoters, and Employees Other Than Related Parties (continued)

                               Community Psychiatric Centers and Subsidiaries

            Column A               Column B       Column C            Column D                    Column E
                                                                     Deductions           Balance at end of period
                                   Balance at                    (1)           (2)
                                  beginning of                 Amounts       Amounts        (1)           (2)
        Name of Debtor               period      Additions    collected    written off    Current      Not current
        --------------           -------------  ----------   -----------  -------------  ---------     -----------
Year ended November 30, 1991:
 Due from Loren B. Shook:
  For exercise of stock option     $3,450,000                $3,450,000<F5>
  Other                               255,000                     6,000                                $249,000<F3><F4>
  For interest                         73,000     $20,000        92,000<F5>               $1,000<F1>
 Due from Richard L. Conte:
  For exercise of stock option      2,202,000                 2,202,000<F5>
  Other                               255,000                     6,000                                 249,000<F3><F4>
  For interest                         43,000      19,000        61,000<F5>                1,000<F1>
 Due from James P. Smith:
  For exercise of stock option        135,000                   135,000<F5>
  Other                               279,000                     5,000                                 274,000<F3><F4>
  For interest                          2,000      15,000        16,000                    1,000<F1>
 Due from Barry Dyches:
  For exercise of stock option                     11,000         3,000<F5>                               8,000<F2>
  Other                               285,000                     5,000                                 280,000<F3><F4>
  For interest                          1,000      14,000        14,000<F5>                1,000<F1>

  <F1> Included in other current assets.

  <F2> Deducted from common stock.

  <F3> Notes bear interest at 5% or 8% and are due thirty years from execution.

  <F4> Included in other assets.

  <F5> Amounts collected on exercise of stock option loans and related interest receivable include cash payments and shares of common stock surrendered to the Company.

                              Schedule V--Property, Buildings and Equipment

                             Community Psychiatric Centers and Subsidiaries

         Column A                    Column B        Column C        Column D      Column E           Column F
                                    Balance at                                  Other charges--
                                   beginning of     Additions                    Add (deduct)--    Balance at end
      Classification                  period         at cost       Retirements     Describe           of period
      --------------               ------------    -----------    ------------  ---------------    --------------
Year ended November 30, 1991:
  Land                             $ 53,764,000    $ 5,603,000                  $  (359,000)<F2>    $ 59,008,000
  Buildings and improvements        269,772,000      3,246,000                   16,623,000 <F1>     287,228,000
                                                                                 (2,413,000)<F2>
Furniture, fixtures and equipment    46,332,000      5,693,000     $  500,000      (572,000)<F2>      50,953,000
Construction in progress             13,828,000      8,952,000<F7>     23,000   (16,623,000)<F1>       6,104,000
                                                                                    (30,000)<F2>
                                   ------------    -----------     ----------   -----------         ------------
                                   $383,696,000    $23,494,000     $  523,000   $(3,374,000)        $403,293,000
                                   ============    ===========     ==========   ===========         ============
Year ended December 31, 1992:
  Land                             $ 59,008,000    $ 1,376,000     $   95,000   $  (572,000)<F2>    $ 59,717,000
  Buildings and improvements        287,228,000      7,069,000        264,000     4,473,000 <F1>     293,833,000
                                                                                 (4,673,000)<F2>
Furniture, fixtures and equipment    50,953,000      6,325,000        319,000    (1,253,000)<F2>      55,688,000
                                                                                    (18,000)<F1>
Construction in progress              6,104,000      4,649,000<F7>     11,000    (4,455,000)<F1>       6,090,000
                                                                                   (197,000)<F2>
                                   ------------    -----------     ----------   ------------        ------------
                                   $403,293,000    $19,419,000     $  689,000   $(6,695,000)        $415,328,000
                                   ============    ===========     ==========   ===========         ============
Year ended November 30, 1993:
  Land                             $ 59,717,000    $ 7,045,000     $1,267,000   $  812,000 <F1>     $ 55,685,000
                                                                                   (71,000)<F2>
                                                                               (10,551,000)<F4>
Buildings and improvements          293,833,000      23,230,000       549,000    2,905,000 <F1>      282,027,000
                                                                                  (565,000)<F2>
                                                                               (37,792,000)<F3>
                                                                                   965,000 <F6>
Furniture, fixtures and equipment    55,688,000      21,457,000<F5>   479,000    1,301,000 <F1>       70,855,000
                                                                                  (170,000)<F2>
                                                                                (6,942,000)<F3>
Construction in progress              6,090,000       7,399,000<F7>    12,000   (5,050,000)<F1>        8,362,000
                                                                                   (65,000)<F2>
                                   ------------     -----------    ---------- ------------          ------------
                                   $415,328,000     $59,131,000    $2,307,000 $(55,223,000)         $416,929,000
                                   ============     ===========    ========== ============          ============

  <F1> Reclassification.

  <F2> Foreign currency translation adjustment.

  <F3> Write-down of fixed assets at closed hospitals.

  <F4> Reclassification of land to be held for sale.

  <F5> Includes $862,000 of fixed assets acquired under capital lease.

  <F6> Represents assets acquired in business acquisitions of $965,000 in 1993.

  <F7> Construction or renovation of hospitals and related facilities.

 Schedule VI--Accumulated Depreciation, Depletion and Amortization of Property, Buildings and Equipment
                             Community Psychiatric Centers and Subsidiaries

         Column A                     Column B       Column C        Column D      Column E           Column F
                                     Balance at                                 Other charges--
                                    beginning of  Charged to costs               Add (deduct)--    Balance at end
      Classification                   period       and expenses    Retirements     Describe           of period
      --------------                ------------  ----------------  ----------- ---------------    ---------------
Year ended November 30, 1991:
  Buildings and improvements         $33,506,000     $ 7,629,000      $  1,000    $  (302,000)<F1>  $40,832,000
  Furniture, fixtures and equipment   19,491,000       4,312,000       292,000       (252,000)<F1>   23,259,000
                                     -----------     -----------      --------    -----------       -----------
                                     $52,997,000     $11,941,000<F2>  $293,000    $  (554,000)      $64,091,000
                                     ===========     ===========      ========    ===========       ===========
Year ended November 30, 1992:
  Buildings and improvements         $40,832,000     $ 7,946,000      $103,000    $  (624,000)      $48,051,000
  Furniture, fixtures and equipment   23,259,000       4,685,000       200,000       (617,000)       27,127,000
                                     -----------     -----------      --------    -----------       -----------
                                     $64,091,000     $12,631,000<F2>  $303,000    $(1,241,000)      $75,178,000
                                     ===========     ===========      ========    ===========       ===========
Year ended November 30, 1993:
  Buildings and improvements         $48,051,000     $ 7,455,000      $280,000    $   (15,000)<F1>  $48,688,000
                                                                                   (6,523,000)<F3>
  Furniture, fixtures and equipment   27,127,000       5,115,000        25,000       (113,000)<F1>   29,163,000
                                                                                   (2,941,000)<F3>
                                     -----------     -----------      --------    -----------       -----------
                                     $75,178,000     $12,570,000<F2>  $305,000    $(9,592,000)      $77,851,000
                                     ===========     ===========      ========    ===========       ===========

  <F1> Foreign currency translation adjustment.

  <F2> The annual provisions for depreciation have been computed principally on a straight-line basis in accordance with the following estimated useful lives:

               Building and improvements                      20-40 years
               Furniture, fixtures and equipment               3-10 years

  <F3> Related to write-down of fixed assets at closed hospitals.

                            Schedule VIII--Valuation and Qualifying Accounts

                             Community Psychiatric Centers and Subsidiaries

        Column A                      Column B               Column C                Column D         Column E
                                                            Additions
                                                                        (2)
                                                                      Charged
                                     Balance at         (1)           to other
                                    beginning of  Charged to costs   accounts--    Deductions--    Balance at end
       Description                     period       and expenses      Describe       Describe         of period
       -----------                  ------------  ----------------  ------------   -------------   --------------
Allowance for doubtful accounts:

Year ended November 30, 1991         $12,454,000     $51,276,000                  $(40,293,000)<F1> $23,304,000
                                                                                      (133,000)<F2>
Year ended November 30, 1992          23,304,000      17,482,000                   (19,165,000)<F1>  21,365,000
                                                                                      (256,000)<F2>
Year ended November 30, 1993          21,365,000      21,266,000                   (19,943,000)<F1>  22,658,000
                                                                                       (30,000)<F2>

  <F1> Write-offs, net of recoveries.

  <F2> Foreign currency translation adjustment.

          Schedule X--Supplementary Income Statement Information

              Community Psychiatric Centers and Subsidiaries
         Column A                                    Column B
                                          Charged to costs and expenses
                                             Year Ended November 30,
          Item                           1991          1992         1993
         ------                         ------        ------       ------
Maintenance and repairs               $4,043,393    $4,085,454   $3,723,354
Taxes, other than payroll and
  income taxes:
Real estate and personal property
  taxes                                6,427,000     6,981,000    6,788,737
Royalties                                   None          None         None
Advertising costs                           <F1>          <F1>         <F1>

  <F1> Amounts for maintenance and repairs and advertising costs are not presented as such amounts are less than 1% of total operating revenues.

                                     Exhibit 11 Statements Re:
                                 Computation of Per Share Earnings

                           Community Psychiatric Centers and Subsidiaries
                                                              Years Ended November 30,
                                                          1991          1992          1993
                                                         ------        ------        ------
Primary:
Average shares outstanding during
  the period--treating as outstanding
  only the paid portion of shares
  portion of shares issued to employees
  for  exercise of stock options                     46,445,000      44,668,000    42,951,000
  (a)  Stock options granted to
      employees and unpaid portion
      of shares issued to employees
      for exercise of stock options,
      based on the treasury-stock
      method using average market price                  200,000<F1>        <F2>          <F3>
                                                     -----------    -----------  ------------
      TOTAL                                           46,645,000     44,668,000    42,951,000
                                                     ===========    ===========  ============

Net earnings (loss)                                  $45,289,000    $23,137,000  $(24,892,000)
                                                     ===========    ===========  ============
Earnings (loss) per share                            $      0.97    $      0.52  $       (.58)
                                                     ===========    ===========  ============
Fully diluted:
Average shares outstanding during the
  year--treating as outstanding only
  the paid portion of shares issued to
  employees for exercise of stock options             46,445,000     44,668,000    42,951,000
  (a)  Stock options granted to
       employees and unpaid portion of
      shares issued to employees for
      exercise of stock options,
      based on the treasury-stock
      method using the year-end
      market price, if higher than
      average market price                                200,000<F1>       <F2>         <F3>
                                                      -----------   -----------  ------------
        TOTAL                                          46,645,000    44,668,000    42,951,000
                                                      ===========   ===========  ============
Net earnings (loss)                                   $45,289,000   $23,137,000  $(24,892,000)
                                                      ===========   ===========  ============
  Earnings (loss) per share                           $      0.97   $      0.52  $       (.58)
                                                      ===========   ===========  ============

  <F1>  As the dilutive common stock equivalents are less than 3% of the weighted average outstanding shares, they have not been included in the 1991 computation of earnings per share as shown in the Consolidated Statement of Earnings and Five Year Summary of Selected Financial Data.

  <F2>  During the fiscal year ended November 30, 1992, there were no stock options outstanding at exercise prices above average or ending market price.

  <F3>  The impact of stock options is excluded from earnings (loss) per share as the impact of stock equivalents is anti-dilutive.

                                     Exhibit 11 Statements Re:
                                 Computation of Per Share Earnings

                           Community Psychiatric Centers and Subsidiaries
                                                              Years Ended November 30,
                                                          1991          1992          1993
                                                         ------        ------        ------
Primary:
Average shares outstanding during the
  period--treating as outstanding only the
  paid portion of shares issued to employees
  for exercise of stock options                       46,445,000     44,668,000    42,951,000
  (a)  Stock options granted to employees and
      unpaid portion of shares issued to
      employees for exercise of stock options,
      based on the treasury-stock method using
      the year-end market price, if higher than
      average market price                                200,000<F1>       <F2>          <F3>
                                                      -----------   -----------  ------------
        TOTAL                                          46,645,000    44,668,000    42,951,000
                                                      ===========   ===========  ============
Net earnings (loss)                                   $45,289,000   $23,137,000  $(24,892,000)
                                                      ===========   ===========  ============
Earnings (loss) per share                             $      0.97   $      0.52  $      (0.58)
                                                      ===========   ===========  ============
Fully diluted:
Average shares outstanding during the
  year--treating as outstanding only the paid
  portion of shares issued to employees for
  exercise of stock options                            46,445,000    44,668,000    42,951,000
  (a)  Stock options granted to employees and
      unpaid portion of shares issued to
      employes for exercise of stock options,
      based on the treasury-stock method using
      the year-end market price, if higher than
      average market price                                200,000<F1>       <F2>          <F3>
                                                      -----------   -----------  ------------
        TOTAL                                          46,645,000    44,668,000    42,951,000
                                                      ===========   ===========  ============
Net earnings (loss)                                   $45,289,000   $23,137,000  $(24,892,000)
                                                      ===========   ===========  ============
Earnings (loss) per share                             $      0.97   $      0.52  $      (0.58)
                                                      ===========   ===========  ============

  <F1>  As the dilutive common stock equivalents are less than 3% of the weighted average outstanding shares, they have not been included in the 1991 computation of earnings per share as shown in the Consolidated
        Statement of Earnings and Five Year Summary of Selected Financial Data.

  <F2>  During  the fiscal year ended November 30, 1992, there were no stock options outstanding at exercise prices above average or ending market price.

  <F3>  The impact of stock options is excluded from earnings (loss) per share as the impact of stock equivalents is anti-dilutive.

                              EXHIBIT INDEXES

Exhibit
  No.                       Document
- - -------                    ----------
   3   Articles of Incorporation and By-Laws:

          3.1  Restated Articles of Incorporation as
       adopted by vote of shareholders on May 20, 1993
       (filed as Appendix B to Registrant's Proxy
       Statement dated April 20, 1993, relating to the annual meeting of its shareholders on May 20, 1993 and incorporated in full herein by this reference).

          3.2 By-Laws of Registrant as amended by vote of shareholders on May 23, 1991 (filed as Exhibit 3.2 to Registrant's Annual Report on Form
       10-K for its fiscal year ended November 30, 1991 and incorporated in full herein by this reference) and as amended by vote of shareholders on May 20, 1993 (filed as Appendix A to Registrant's Proxy
       Statement dated April 20, 1993, relating to the annual meeting of its shareholders on May 20, 1993, and incorporated in full herein by this reference).

   10     Material Contracts

          10.1  Employment Contracts between Registrant
       and Richard L. Conte, dated as of May 1, 1992.

          10.2  Employment Contracts between Registrant
       and Steven S. Weis, effective December 1, 1991, dated
       January 28, 1992, which is required to be filed as an exhibit pursuant to Item 14(c), (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1991 and incorporated in full herein by this reference).

          10.3  Form of Indemnification Agreements between
       Registrant and its Directors and Executive Officers
       (filed as Exhibit C to Registrant's Proxy Statement, dated April 24, 1987, relating to the annual meeting of its shareholders on June 1, 1987, and incorporated in full herein by this reference).

          10.4  Supplemental Retirement Contract between
       Registrant and Richard L. Conte, dated as of September 1, 1988 (filed as Exhibit 10.4 to
       Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1988, and incorporated in full herein by this reference).

          10.5 Termination Agreement between Registrant and James W. Conte, dated as of December 1, 1992
       (filed as Exhibit 10.8 to Registrant's amendment on Form 8 to Registrant's Annual Report on
       Form 10-K for its fiscal year ended November 30, 1992, and incorporated in full herein by this reference).

          10.6  Registrant's 1989 Stock Incentive Plan.
       (filed as Exhibit A to Registrant's Proxy Statement, dated July 12, 1989, and incorporated in full herein by this reference).

          10.6.1  Form of Stock Option Agreement (filed as
       Exhibit 10.6.1 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1990 and incorporated in full herein by this reference).

                        EXHIBIT INDEXES (continued)

Exhibit
  No.                       Document
- - -------                    ----------
   10      10.6.2  Form of Nonstatutory Stock Option Agreement
       with Director (filed as Exhibit 10.6.2 to Registrant's
       Report on Form 10-K for its fiscal year ended
       November 30, 1990 and incorporated in full herein by
       this reference).

          10.7  Registrant's Combined Stock Option Plan for
       Key Employees and Amendment Numbers One, Two, Three,
       Four and Five thereto (filed as Exhibit 10.7 to
       Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).

          10.7.1  Form of Stock Option Agreement--General
       Stock Option (filed as Exhibit 10.7.1 to Registrant's
       Report on Form 10-K for its fiscal year ended
       November 30, 1989 and incorporated in full herein by this reference).

          10.7.2  Form of Stock Option Agreement--Incentive
       Stock Option (filed as Exhibit 10.7.2 to Registrant's
       Report on Form 10-K for its fiscal year ended
       November 30, 1989 and incorporated in full herein by this reference).

          10.8  Credit Agreement among Registrant,
       Transitional Hospitals Corporation and Bank of
       America National Trust and Savings Association, dated as of September 20, 1993 (filed as Exhibit 10 to Registrant's Report on Form 10-Q for its fiscal quarter ended August 31, 1993 and incorporated in full herein by this reference).

          10.9  Employee Contract between Registrant and Kay
       Seim dated as of June 15, 1992, which is required to be filed as an exhibit pursuant to Item 14(c).

          10.10 Termination Agreement between Registrant and Loren B. Shook dated as of October 11, 1993.

          10.11  Credit Agreement, among Registrant, Priory
       Hospitals Group Limited and Bank of America National
       Trust and Savings Association dated as of December 23,
       1993.

   11     Statement re computation of earnings per share.

   22     Subsidiaries of the Registrant.

   24     Consents of Experts.

Exhibit 22 Re:  Subsidiaries of the Registrant

The Company's subsidiaries, the fictitious business names (if any) under which they do business, and the state or other jurisdiction of incorporation or organization of each are set forth below.  All are wholly owned by the Company and included in the Consolidated Financial Statement.
                                                                                          State or Country
     Subsidiary                                Fictitious Business Name                   of Incorporation
     ----------                                ------------------------                   ----------------
Community Psychiatric Centers of California    CPC Alhambra Hospital                      California
                                               CPC Belmont Hills Hospital
                                               CPC Brea Canyon Hospital (Closed)
                                               CPC Fairfax Hospital
                                               CPC Fremont Hospital
                                               CPC Heritage Oaks Hospital
                                               CPC Horizon Hospital
                                               CPC Laguna Hills Hospital
                                               CPC Rancho Lindo Hospital
                                               CPC Redwoods Hospital (Closed)
                                               CPC Santa Ana Hospital
                                               CPC San Luis Rey Hospital
                                               CPC Sierra Gateway Hospital (Closed)
                                               CPC Sierra Vista Hospital
                                               CPC Vista Del Mar Hospital
                                               CPC Walnut Creek Hospital
                                               CPC Westwood Hospital (Closed)

Community Psychiatric Centers of Florida,Inc.  CPC Ft. Lauderdale Hospital                Florida
                                               CPC Palm Bay Hospital
                                               CPC St. Johns River Hospital

Community Psychiatric Centers of Idaho, Inc.   CPC Intermountain Hospital of Boise        Idaho

Community Psychiatric Centers of Indiana,Inc.  CPC Valle Vista Hospital                   Indiana

Community Psychiatric Centers of Kansas, Inc.  CPC College Meadows Hospital               Kansas
                                               CPC Great Plains Hospital (Closed)

Community Psychiatric Centers of
 Mississippi, Inc.                             CPC Sand Hill Hospital                     Mississippi

Community Psychiatric Centers of Missouri,Inc. CPC Spirit of St. Louis Hospital           Missouri

Community Psychiatric Centers of North
 Carolina, Inc.                                CPC Cedar Spring Hospital                  North Carolina

Community Psychiatric Centers of Oklahoma,
 Inc.                                          CPC Southwind Hospital                     Oklahoma

Community Psychiatric Centers of Oregon, Inc.  CPC Cedar Hills Hsptl.(Closed)             Oregon

Exhibit 22 Re:  Subsidiaries of the Registrant (continued)
                                                                                          State or Country
          Subsidiary                           Fictitious Business Name                   of Incorporation
          ----------                           ------------------------                   ----------------
Community Psychiatric Centers of               CPC Hospital San Juan Capestrano
 Puerto Rico, Inc.                                                                        Puerto Rico

Community Psychiatric Centers of Texas,Inc.    CPC Afton Oaks Hospital                    Texas
                                               CPC Capital Hospital
                                               CPC Cypress Point Hospital
                                               CPC Millwood Hospital
                                               CPC Oak Bend Hospital

Community Psychiatric Centers of Utah,Inc.     CPC Olympus View Hospital                  Utah

Community Psychiatric Centers of
 Wisconsin, Inc.                               CPC Greenbriar Hospital                    Wisconsin

CPC of Georgia, Inc.                                                                      Georgia

C.P.C. of Louisiana, Inc.                      CPC Brentwood Hospital                     Louisiana
                                               CPC Coliseum Medical Center
                                               CPC East Lake Hospital
                                               CPC Meadow Wood Hospital

Miami Valley Community Centers, Inc.                                                      Ohio

Old Orchard Hospital, Inc.                     CPC Old Orchard Hospital                   Illinois

CounterPoint Center of Old Orchard, Inc.       CPC Streamwood Hospital                    Illinois

Peachtree-Parkwood Hospital, Inc.              CPC Parkwood Hospital                      Georgia

Community Psychiatric Centers
  of Arkansas, Inc.                            CPC Pinnacle Pointe Hospital               Arkansas

Priory Hospitals Group                         Altrincham Priory                          United Kingdom
                                               Grovelands Priory
                                               Hayes-Grove Priory
                                               Marchwood Priory
                                               The Priory
                                               The Woodbourne Clinic
                                               The Dukes Priory
                                               The Nottingham Clinic

P.P.P., Inc.                                                                              Georgia

Community Psychiatric Centers Properties
 Incorporated                                                                             California

CPC Properties of Illinois, Inc.                                                          Illinois

CPC Properties of Indiana, Inc.                                                           Indiana

Exhibit 22 Re: Subsidiaries of Registrant (continued)
                                                                                         State or Country
     Subsidiary                          Fictitious Business Name                        of Incorporation
     ----------                          ------------------------                        ----------------

CPC Properties of Kansas, Inc.                                                           Kansas

CPC Properties of Louisiana, Inc.                                                        Louisiana

CPC Properties of Mississippi, Inc.                                                      Mississippi

CPC Properties of Missouri, Inc.                                                         Missouri

CPC Properties of North Carolina, Inc.                                                   North Carolina

CPC Properties of Arkansas, Inc.                                                         Arkansas

CPC Properties of Oklahoma, Inc.                                                         Oklahoma

CPC Properties of Wisconsin, Inc.                                                        Wisconsin

Community Psychiatric Centers Properties of
 Texas, Inc.                                                                             Texas

Community Psychiatric Centers Properties
 of Utah, Inc.                                                                           Utah

Florida Hospital Properties                                                              Florida

Psychiatric Hospital Consultants               CPC Consultants                           California

Belmedco                                       Belmont Hills Pharmacy                    California

CPC Pharmacy, Inc.                                                                       California

CPC Investment Corp.                                                                     California

Cottonwood Hill, Inc.                                                                    Colorado

CPC Laboratories, Inc.                                                                   Georgia

CalProp I, Inc.                                                                          Delaware

CalProp II, Inc.                                                                         Delaware

CPC (Londinium) Unlimited                                                                United Kingdom

Community Psychiatric Centres Limited                                                    Canada

CPC Managed Care Services, Inc.              CPC Managed Care                            Delaware

Harvard Medical Ltd.                                                                     United Kingdom

Michael A. Bell Agency                                                                   West Germany

Exhibit 22:  Subsidiaries of the Registrant (continued)
                                                                                         State or Country
     Subsidiary                           Fictitious Business Name                       of Incorporation
     ----------                           ------------------------                       ----------------

Transitional Hospitals Corporation                                                       Delaware

Transitional Hospitals Corporation
  of Louisiana, Inc.                            THC-New Orleans                          Louisiana

Transitional Hospitals Corporation
  of Texas, Inc.                                THC-Arlington                            Texas

THC - Seattle, Inc.                             THC - Seattle                            Washington

Transitional Hospitals Corporation
   of Indiana, Inc.                             THC - Indianapolis                       Indiana

THC - Minneapolis, Inc.                         THC - Minneapolis                        Minnesota

Transitional Hospitals Corporation
   of Massachussettes, Inc.                                                              Massachussettes

Transitional Hospitals Corporation
   of Nevada, Inc.                              THC - Las Vegas                          Nevada

THC - Chicago, Inc.                             THC - Chicago                            Illinois

Transitional Hospitals Corporation
   of New Mexico, Inc.                          THC - Albuquerque                        New Mexico

Transitional Hospitals Corporation
   of Tampa, Inc.                               THC - Tampa                              Florida

THC - Hollywood, Inc.                           THC - Hollywood                          Florida

Transitional Hospitals Corporation
   of North Carolina, Inc.                                                               North Carolina

THC - Houston, Inc.                             THC - Houston                            Texas

J. B. Thomas Hospital, Inc.                     THC - Boston                             Massachussettes

Transitional Hospitals Corporation
   of Wisconsin, Inc.                           THC - Milwaukee                          Wisconsin

                                 Exhibit 24
                      Consent of Independent Auditors



     We consent to the incorporation by reference in Registration Statement
 No. 33-37920 on Form S-8 dated November 21, 1990, and No. 33-14747 on Form S-3 dated August 6, 1987 of our report dated January 28, 1994 on the consolidated financial statements and financial statement schedules included in the Annual Report on Form 10-K of Community Psychiatric Centers and Subsidiaries for the year ended November 30, 1993.


                                    ERNST & YOUNG



 Los Angeles, California
 February 24, 1994
[/TEXT]


                                                                 EXHIBIT 10.1

                        EMPLOYMENT CONTRACT NUMBER FOUR
                        -------------------------------

                 THIS EMPLOYMENT CONTRACT NUMBER FOUR (the "Contract"), dated as of May 1, 1992, is made between COMMUNITY PSYCHIATRIC CENTERS, a Nevada Corporation ("CPC") and RICHARD L. CONTE, an individual ("Conte").

                                   RECITALS
                                   --------

         A. CPC has employed Conte as an executive employee pursuant to prior and existing employment agreements.

         B. CPC desires to revise the terms of Conte's employment and to continue to employ him, and Conte desires to continue in CPC's employment.

         NOW THEREFORE, Conte and CPC agree as follows:

         1. DEFINITIONS. As used in this Contract, the following terms have the following meanings:

                 1.1 Beneficiarv. "Beneficiary" means any Person or Persons designated from time to time by Conte pursuant to paragraph 6.5.1.

                 1.2      Board.  "Board" means the Board of Directors of CPC.

                 1.3 Change of Control. "Change of Control" means a change of control that would be required to be reported pursuant to Item 6(e) of Schedule 14A of Rule 14 under the Exchange Act; and, without limitation of the foregoing clause, such a change of control shall be deemed to have occurred if (i) any Person is or becomes the beneficial owner (as defined in Rule 13d-3 under the

Exchange Act), directly or indirectly, of securities of CPC representing 20% or more of the combined voting power of CPC's then outstanding securities, or (ii) during any twenty-four-month period during the Employment Term, individuals who at the beginning of such period constitute the Board cease for any reason to constitute at least a majority thereof, unless the election of each director who was not a director at the beginning of such period has been approved in advance by directors representing at least four-fifths of the directors then in office who were directors at the beginning of such twenty-four-month period. However, a Change of Control does not include a distribution to CPC's shareholders of stock of any subsidiary or a purchase of securities or assets of CPC by a group controlled by directors or executive officers of CPC.

                 1.4 Code. "Code" means the Internal Revenue Code of 1986 as amended.

                 1.5 Commission. "Commission" means the Securities and Exchange Commission.

                 1.6 Compete. "Compete" means either directly or indirectly to own, initiate, manage, operate, join, control, advise, consult with or participate in the ownership, operation, management or control (other than as a shareholder owning less than five percent (5%) of the capital stock of any entity, the shares of which are traded on a national exchange) of any business similar to the Existing Businesses or the Proposed Businesses within the United States, the United Kingdom or any foreign country in which Existing or Proposed Businesses are located, or to lease or sell real or personal property to any such business.

                 1.7 Confidential Information. "Confidential Information" means

                          1.7.1   Locations.  Data regarding location of
proposed and existing hospitals, facilities and buildings;

                          1.7.2   Markets.   Market surveys, studies and
analyses;

                          1.7.3   Personnel.  Information concerning the
identity, location and qualifications of professionals and employees, existing and prospective;

                          1.7.4   Referrals.  Information concerning
referral sources;

                          1.7.5   Reimbursement.  Information concerning
reimbursement sources, insurers and other third-party payors and related procedures;

                          1.7.6   Legal and Regulatory.  Tabulated and
organized information concerning legislative, administrative, regulatory and zoning requirements, bodies, procedures and officials;

                          1.7.7    Medical and Personnel Records.  Medical and
personnel records;

                          1.7.8   Data.  Statistical, financial, cost and
accounting data.

                          1.7.9   Patient and Customer Lists.  Existing and
prospective patient and customer lists; and

                          1.7.10  Manuals.  Administrative, operations and
procedure manuals and directives.

                          1.7.11  Ideas.  Business ideas pertaining to any
Existing or Proposed Businesses. Business ideas include, but are not limited to, ideas, concepts or proposals that are conceived, developed or implemented by or communicated to Conte.

                 1.8 Death Benefit. "Death Benefit" means the death benefit of not less than Five Million Dollars ($5,000,000) payable under the Policy to Conte's Beneficiaries on his death.

                 1.9 Deliver the Policy. "Deliver the Policy" means to transfer the ownership of and title to the Policy to Conte or his Beneficiary free and clear of all liens, claims, security interests and other encumbrances except for Policy Loans, together with cash sufficient to pay all premiums on the Policy due after such transfer, to the extent such premiums cannot be financed by Policy Loans without reducing the Death Benefit.

                 1.10 Employment Term. "Employment Term" means the period commencing May 1, 1992 and continuing for a period of four (4) years and seven
(7) months ending November 30, 1996 unless earlier terminated pursuant to paragraph 5; provided however, that on December 1, 1993 and on each December 1 thereafter, the Employment Term shall be automatically extended until the earliest to occur of (i) the fourth anniversary of the immediately preceding November 30 or (ii) termination of this Contract pursuant to paragraph 5.

                 1.11 Exchange Act. "Exchange Act" means the Securities Exchange Act of 1934, as amended.

                 1.12 Existing Businesses. "Existing Businesses" means the following businesses in which CPC is currently engaged:

                          1.12.1      Dialysis.  Ownership, operation and
management of facilities and businesses which provide hemodialysis services and treatments to patients with chronic or acute kidney diseases or conditions;

                          1.12.2  Psychiatric Hospitals.  Ownership and
operation of acute psychiatric hospitals, medical office buildings and pharmacies and related facilities;

                          1.12.3  Substance Abuse.  Ownership and operation of
facilities which provide chemical, drug and alcohol dependency treatment and services;

                          1.12.4  Transitional Care.  Ownership and operation
of transitional care facilities which provide medically complex treatment to patients with subacute illnesses.

                 1.13     Fiscal Year.   "Fiscal Year" means CPC's annual
accounting period for financial accounting and reporting purposes, which on the date hereof is the period from each December I to and including the next following November 30.

                 1.14 Permanent Disability. "Permanent Disability" means any mental or physical illness, disease or condition which in the opinion of an independent, duly licensed physician will or does result in Conte's inability to perform his duties during normal working hours for six months.

                 1.15      Person.   "Person" means any individual,
corporation, partnership, business trust, joint venture, association, joint stock company, trust, unincorporated organization or government or agency or political subdivision thereof.

                 1.16      Policy.   "Policy" means a life insurance policy
insuring Conte's life, which provides a death benefit of not less than Five Million Dollars ($5,000,000).

                 1.17      Policy Loan.   "Policy Loan" means any loan secured
by the cash surrender value of the Policy.

                 1.18      Prior Contracts.      "Prior Contracts" means the
following employment contracts between Conte and CPC: (i) the Employment Agreement executed by Conte and CPC on January 21, 1982 and effective December 1, 1981, (ii) the Employment Agreement executed by Conte on September 1, 1988 and by CPC on November 1, 1988 and effective August 1, 1988, and (iii) the Employment Agreement executed by Conte and CPC on December 1, 1991 and effective December 1, 1991.

                 1.19 Proposed Businesses. "Proposed Businesses" means businesses other than and whether or not related to Existing Businesses in which CPC may from time to time be or plan to be engaged.

                 1.20 Salary. "Salary" means $550,000 per Fiscal Year, as adjusted from time to time pursuant to paragraph 3.1.1; provided, however, that the Salary shall not include any bonuses or other employment benefits or remuneration paid or payable by CPC to Conte.

                 1.21 Supplemental Retirement Agreement. "Supplemental Retirement Agreement" means the Supplemental Retirement Agreement dated as of September 1, 1988 between CPC and Conte.

         2.      Employment and Duties.

                 2.1       Duties.    During the Employment Term, CPC shall
employ Conte and Conte shall serve CPC as its Chief Executive Officer or in another capacity in which he has primary and official authority and responsibility for the business, operation and management of CPC. During the Employment Term, Conte shall devote his full productive time, energies and abilities to the business of CPC under the authority of the Board.

                 2.2 Place of Business. During the Employment Term, Conte's principal place of business shall be in Orange County, California, and he shall not be obliged to maintain his principal place of business elsewhere.

         3.      Compensation and Benefits.

                 3.1 Salary. During the Employment Term, CPC shall pay the Salary to Conte in equal monthly or more frequent installments in accordance with CPC's general practice and subject to legally required withholdings.

                          3.1.1    Salary Review.      The Salary for any
Fiscal Year commencing after December 1, 1992 shall be subject to annual review by the Board, but in no event shall the Salary be reduced below the greater of $550,000 or the Salary most recently determined by the Board pursuant to this paragraph 3.1.1. Conte understands that the requirement of annual review by the Board shall not be construed in any manner as an express or implied agreement by CPC to raise the Salary.

                 3.2 Expense Reimbursement. During the Employment Term, CPC shall promptly reimburse Conte, upon submission to CPC by Conte of adequate documentation, for all reasonable out-of-pocket expenses respecting entertainment, travel, meals, hotel accommodations and other like-kind expenses, in each case incurred by Conte in the interest of CPC's business.

                 3.3       Group Insurance.     During the Employment Term, CPC
shall provide group life insurance, group travel and accident insurance and group medical, dental and hospital insurance to Conte in the amount and on the terms such insurance is made available to other senior executives of CPC.

                 3.4 Life Insurance. CPC shall pay the entire cost of the Policy. a policy of life insurance insuring Conte's life, which provides a death benefit to his Beneficiaries of not less than Five Million Dollars ($5,000,000).

                 3.5 Profit Sharing Plan. During the Employment Term, Conte shall be a participant in CPC's Profit Sharing Plan.

                 3.6 Other Benefits. During the Employment Term and the Post-Employment Term, by mutual agreement with CPC, Conte may participate in employment benefits made available to other senior executives of CPC; provided, however, that this Contract itself shall neither prevent nor compel such participation.

         4.  Protection of Business Information: Noncompetition;
Nonsolicitation.

                 4.1       Nondisclosure.

                          4.1.1    Confidential Information.  In the operation
and expansion of the Existing Businesses and in the planning and development of the Proposed Businesses, CPC has generated and will generate Confidential Information which is and will be proprietary and confidential and the disclosure of which would be extremely detrimental to CPC and of great assistance to its competitors.

                          4.1.2   Information Held as a Fiduciary.  All of the
Confidential Information which is acquired by, communicated to or in any way comes into the possession or control of Conte shall be held by Conte in a fiduciary capacity for the exclusive benefit of CPC.

                          4.1.3   Nondisclosure Covenant.  Conte shall not
disclose any Confidential Information to any person, without the consent of CPC.

                          4.1.4   Exemptions.   The restrictions set forth in
this paragraph 4.1 shall not apply to any part of the Confidential Information which: (i) is or becomes generally available to the public or publicly known other than as a result of disclosure in breach of any obligation of confidentiality; (ii) becomes available to Conte on a nonconfidential basis from a source other than CPC or its agents or affiliates; (iii) is disclosed pursuant to the requirement of a governmental agency or court of competent jurisdiction or as otherwise required under applicable law; or (iv) was otherwise known or available to Conte without any obligation of confidentiality.

                          4.1.5   Following Employment.   Upon termination of
this Agreement, Conte shall promptly relinquish and return to CPC all Confidential Information and all files, correspondence, memoranda, diaries and other records, minutes, notes, manuals, papers and other documents and data, however prepared or memorialized, and all copies thereof, belonging to or relating to the business of CPC, that are in Conte's custody or control whether or not they contain Confidential Information.

                 4.2 Noncompetition Covenant. During the Employment Term and for a period of three (3) five (5) years thereafter, Conte shall not compete or plan or prepare to compete with CPC.

                 4.3 Nonsolicitation Covenant. Conte shall not solicit other employees, independent contractors, customers, referral sources or reimbursement sources of CPC for use or employment other than in the Existing or Proposed Businesses.

                 4.4      Scope and Duration: Severability.   CPC and Conte
understand and agree that the scope and duration of the covenants contained in this paragraph 4 are reasonable both in time and area and are fairly necessary to protect the business of CPC. Nevertheless, it is further agreed that such covenants shall be regarded as divisible and shall be operative as to time and area to the extent that they may be made so operative and, if any part of them is declared invalid or unenforceable, the validity and enforceability of the remainder shall not be affected.

                 4.5 Injunction. Conte understands and agrees that, due to the highly competitive nature of the health care industry, the breach of any of the covenants set out in paragraphs 4.1.3, 4.2 and 4.3 will cause irreparable injury to CPC for which it will have no adequate monetary or other remedy at law. Therefore, CPC shall be entitled, in addition to such other remedies as it may have hereunder, to a temporary restraining order and to preliminary and permanent injunctive relief for any breach or threatened breach of the covenants without proof of actual damages that have been or may be
caused hereby.     In addition, CPC shall have available all remedies provided under state and federal statutes, rules and regulations as well as any and all other remedies as may otherwise be contractually or equitably available.

                 4.6 Assignment. Except as provided in paragraphs 5.2.4 and 5.2.5, Conte agrees that the covenants contained in paragraph 4 shall inure to the benefit of any successor or assign of CPC with the same force and effect as if such covenants had been made by Conte with such successor or assign.

         5. Termination. This Contract shall be terminated before the end of the Employment Term for the reasons set out in paragraph 5.1, in each case with the consequences set out in paragraph 5.2.

                 5.1      Grounds for Termination.

                          5.1.1   By CPC.  This Contract may be terminated by
CPC at any time on 30 days written notice to Conte, for any of the following reasons, provided, however, that CPC no termination described in subparagraphs
(a) and (b) (i) shall have be made or take effect unless (i) CPC has the burden of proving proved the causes described in subparagraphs (a) and (b) by clear and convincing evidence and (ii) the termination has been approved by the votes of at least seventy-five percent (75%) of all of the members of the
Board:

                                  (a)      Willful Breach.  Breach of any
material provision of this Contract by Conte or breach or gross neglect by Conte of his duties as director, officer or employee of CPC;

                                  (b)       Cause.  For cause which shall
consist of any act of intentional dishonesty or self-dealing by Conte, in each case in connection with his duties as director, officer or employee of CPC;

                                  (c)       Termination upon Permanent
Disability Conte's Permanent Disability.

                          5.1.2    Termination by Conte.  This Contract may be
terminated by Conte at any time upon thirty (30) days' written notice for any of the following reasons:

                                  (a)       Breach.  Breach of any material
provision of this Contract by CPC which is not remedied within thirty days after written notice specifying such breach in reasonable detail;

                                  (b) Change of Control.  A  Change  of
Control; provided, however, that termination pursuant to this 5. 1. 2 (b) shall be effective if and only if Conte gives CPC written notice of such termination within one year after such Change of Control;

                                  (c)      Permanent Disability.  Conte's
Permanent Disability.

                          5.1.3    Termination upon Death.  This Contract shall
terminate immediately upon the death of Conte.

                 5.2 Effect of Termination. If this Contract is terminated pursuant to paragraph 5.1, the parties shall have the following rights and obligations:

                          5.2.1    By CPC for Breach or Cause: Wrongful
Termination.   If this Contract is terminated by CPC pursuant to paragraphs
5.1.1(a) or (b), Conte shall not have the right or obligation to perform the services described in paragraph 2.1, nor shall Conte have the right to receive the Salary or any other compensation or benefits described in paragraph 3 after the date of termination; but Conte shall be obligated to CPC as provided in paragraph 4, and CPC shall have all remedies available at law or in equity.

                          5.2.2   By CPC or Conte upon Permanent Disability.
If this Contract is terminated by CPC or Conte pursuant to paragraph 5.1.1(c), or 5.1.2(c), (i) Conte shall thereafter have the obligations described in paragraph 4, and (ii) CPC shall (A) pay to Conte or his Beneficiary, within sixty (60) days after such termination, the aggregate Salary through the November 30 next following the fourth (4th) anniversary of the date of termination, (B) continue to have the obligations described in paragraphs 3.3 through 3.6, but, as to paragraphs 3.3 and 3.5, only to the extent those benefits are available under the plans then in effect, and

(C) sell to Conte, at his option, at its net book value the automobile then being provided to him.

                          5.2.3   Death.    If Conte dies, CPC shall (i) cause
the proceeds of the life insurance policy described in paragraph 3.4 to be paid to Conte's Beneficiary as soon as reasonably possible (ii) within sixty
(60) days pay the Salary to the date of his death if he dies during the Employment Term and (iii) pay or continue such other benefits as may be due pursuant to paragraphs 3.3, 3.5 and 3.6.

                          5.2.4   By Conte for Breach.    If this Contract is
terminated by Conte pursuant to paragraph 5.1.2(a), he shall not have any further obligation to CPC under paragraphs 2 and 4, and CPC shall (i) pay to him, within sixty (60) days after such termination, the aggregate Salary through the November 30 next following the fourth anniversary of the date of termination, (ii) transfer to Conte deliver the life insurance Policy described in paragraph 3.4 with sufficient funds to pay all future premiums and (iii) continue to have the obligations described in paragraphs 3.3, 3.4 and 3.6, but only to the extent those benefits are available under those plans as then in effect. Conte shall have all remedies available at law or in equity and shall have no duty to mitigate his damages.

                          5.2.5   By Conte upon Change of Control.    If this
Contract is terminated by Conte pursuant to paragraph 5.1.2(b),

                                  (a)       Payments.   CPC shall, within 30
days after the effective date of such termination, pay to him (i) the aggregate Salary through the November 30 next following the fourth anniversary of the date of termination, plus (ii) of all other compensation and benefits remaining to be paid to him under this Contract, and
(iii) all sums due him under the Supplemental Retirement Agreement, accrued and with all credits thereunder to the date of termination of this Contract;

                                  (b)      Vesting of Options, etc.  Whether or
not Conte terminates this Contract pursuant to paragraph 5.1.2 (b) , all stock options and related stock appreciation rights, restricted stock, contingent bonuses or payments and similar deferred benefits held by Conte shall vest and become exercisable immediately upon a Change of Control, and any restrictions on shares of stock of CPC or on stock units that were awarded to Conte under any plan or arrangement maintained by CPC for his benefit shall lapse upon the occurrence of such an event;

                                  (c)      Life Insurance Policy.  CPC shall
transfer to Conte the life insurance Policy described in paragraph 3.4 with sufficient funds to pay all future premiums to Conte;

                                  (d)      Automobile.  Conte shall have the
option to purchase at net book value the automobile then provided for him by CPC; and

                                  (e)      Release of Conte Obligations.
Conte shall not be obligated to perform any duties under paragraph 2.1, any obligations under paragraph 4 or any other duty, obligation or covenant under this Contract or as an employee of CPC.

                 5.3  Withholding.     Anything  in  this  contract  to   the
contrary notwithstanding,

                          5.3.1    Withholding.   All payments required to be
made to Conte or the Beneficiary under this Contract shall be subject to the withholding of such amounts, if any, for income and other payroll taxes and deductions as CPC may reasonably determine should be withheld pursuant to any applicable law or regulation.

         6.      Miscellaneous.

                 6.1 Prior Contracts Null and Void. CPC and Conte agree that upon execution and delivery of this Contract by each of them, the Prior Contracts shall terminate and be deemed null and void, and shall have no further force or effect.

                 6.2 Assignment by CPC. Subject to paragraphs 5.2.4 and 5.2.5, this Contract shall be binding upon and shall inure to the benefit of any successors or assigns of CPC. As used in this Contract, the term "successor" includes any Person or combination of Persons acting in concert which at any time in any form or manner acquires all or substantially all of the assets or business or more than twenty percent (20%) of the voting stock of CPC.

                 6.3 Nonassignability by Conte. Neither Conte nor any Beneficiary shall assign, transfer, pledge or hypothecate any rights, interests or benefits created hereunder or hereby. Any attempt to do so contrary to the provisions of this Contract, and any levy of any attachment, execution or similar process created thereby, shall be null and void and without effect.

                 6.4 Spendthrift Provision. Prior to actual receipt by Conte or the Beneficiary, as the case may be, no right or benefit under this Contract and, without limitation, no interest in any payment hereunder shall be:

                          6.4.1    Anticipation. Anticipated, assigned   or
encumbered or subject to any creditor's claim or subject to execution, attachment or similar legal process, or

                          6.4.2   Liability for Debts: Claims.  Applied on
behalf of or subject to the debts, contracts, liabilities or torts of the Person entitled or who might become entitled to such benefits, or subject to the claims of any creditor of any such Person.

                 6.5 Beneficiary: Recipients of Payments: Designation of Beneficiary. The Salary, the proceeds of the life insurance policy described in paragraph 3.4 and other compensation and benefits payable by CPC pursuant to this Contract shall be made only to Conte during his lifetime or, in the event of his death, to the Beneficiary. If Conte has not designated a Beneficiary, the payments shall be made to his estate. CPC shall have no obligation to make payments to any person not designated pursuant to paragraph
6.5.1 and shall be discharged, defended and held harmless from any liability for payments actually made to any Beneficiaries or to Conte's estate if no Beneficiaries have been designated.

                          6.5.1    Designation of Beneficiary.  Conte may
designate and from time to time change the Beneficiary only by giving a written, signed designation to CPC's Corporate Secretary pursuant to paragraph 6.7.

                          6.5.2    Elections. Whenever this Contract provides
for any option or election by Conte or the Beneficiary, the option shall be exercised or the election made solely by the person or persons receiving payments pursuant to this Contract at that time, and shall be made in that Person's sole discretion and without regard to the effect of the decision on subsequent recipients of payments. Such decision by such Person shall be final and binding on all subsequent recipients of payments.

                 6.6 Arbitration. If any controversy, question or dispute arises out of or relating to the construction, application or enforcement of this Contract, it shall be settled by arbitration as follows:

                          6.6.1   Appointment of Arbitrators.  Within five days
after the delivery of written notice of any such dispute from one to the other, CPC and Conte shall each appoint one person to hear and determine the dispute, and, if the two persons so selected are unable to agree on its resolution with ten (10) days after their appointment, they shall select a third impartial arbitrator, and the three arbitrators so selected shall hear and determine the dispute within sixty (60) days thereafter.

                          6.6.2   Finality.  The determination of a majority
of the arbitrators shall be final and conclusive on Conte and CPC.

                          6.6.3   Rules.  The arbitration shall be conducted
in accordance with the rules of the American Arbitration Association, and judgment on any award rendered by the arbitrators may be entered in any court having jurisdiction.

                          6.6.4   Discovery.  The parties shall be entitled to
avail themselves of all discovery procedures available in civil actions in the State of California, and, without limitation, Conte and CPC hereby incorporate
Section 1283.05 of the California Code of Civil Procedure into this Contract pursuant to Section 1283.1 of that Code.

                 6.7 Notices. Any notice provided for by this Contract and any other notice, demand, designation or communication which either party may wish to send to the other (the "Notices") shall be in writing and shall be deemed to have been properly given if served by (i) personal delivery, (ii) registered or certified mail, return receipt requested, in a sealed envelope, postage and other charges prepaid, or
(iii) telegram, telecopy, telex, facsimile or other similar form of transmission followed by delivery pursuant to clause (i) or (ii), in each case addressed to the party for which such notice is intended as follows:

If to CPC:

         Community Psychiatric Centers
         Board of Directors
         24502 Pacific Park Drive
         Laguna Hills, California 92656
         FAX: (714) 831-2202

If to Conte:

         Richard L. Conte
         30971 Hunt Club Drive
         San Juan Capistrano, California 92675
         FAX: (714) 831-2875

                          6.7.1   Change of Address.  Any address or name
specified in this paragraph 6.6 may be changed by a Notice given by the addressee to the other party in accordance with paragraph 6.6.

                          6.7.2   Effective Date of Notice.  All notices shall
be given and effective as of the date of personal delivery thereof or the date of receipt set forth on the return receipt. The inability to deliver because of a changed address of which no Notice was given, or rejection or other refusal to accept any Notice shall be deemed to be the receipt of the Notice as of the date of such inability to deliver or rejection or refusal to accept.

                 6.8 Governing Law; Jurisdiction. This Contract shall be construed in accordance with and governed by the laws of the

State of California as that State is presently constituted. CPC hereby consents and submits to the jurisdiction of the state and federal courts in California in any suit for the enforcement or construction of or otherwise arising out of this Contract.

          IN WITNESS WHEREOF, this Contract has been executed and delivered by the parties as of the date first set forth above.


                                       Richard L. Conte



                                       COMMUNITY PSYCHIATRIC CENTERS
                                       By:

                                                                EXHIBIT 10.9

                              EMPLOYMENT AGREEMENT
                              --------------------

1.       Parties.    This Employment Agreement ("Agreement") is made between
COMMUNITY PSYCHIATRIC CENTERS, a Nevada corporation with its International Headquarters located in Laguna Hills, California ("CPC"), and KAY SEIM an individual ("Employee"), under the following circumstances:

2. Continuation of Employment, End of Prior Contract. Pursuant to all the terms and conditions of this Agreement, CPC desires to continue to employ Employee and she desires to continue in her employment, and each of them desires to terminate and cancel any prior contract.

         2.1 Employment and Duties. CPC shall employ Employee and Employee shall serve CPC as one of its executive employees and shall perform such duties as the President or Chief Executive Officer of CPC may direct. Employee shall devote her full productive time, energies and abilities to the business of CPC.

         2.2 Subsidiaries of CPC. From time to time, Employee may be assigned to work for or on behalf of various subsidiaries of CPC. All obligations of Employee to CPC shall also apply between Employee and all subsidiaries of CPC.

3.       Employment Term.      The initial Employment Term of this Agreement
shall commence on July 1, 1992 and shall continue for a period of three years, ending on July 1, 1995. Unless either party gives written notice of non-renewal to the other not less than sixty (60) days prior to the expiration of any Employment Term, this Agreement shall automatically renew for additional Employment Terms of one (1) year each.

4.       Compensation.

         4.1 Salary. CPC shall pay to Employee an initial salary of $200,000.00 (Two Hundred Thousand Dollars) per year in equal semi-monthly or more frequent installments in accordance with CPC's payroll practices from time to time in effect.

                 4.1.1 Salary Review. For fiscal years commencing on or after December 1, 1992, Employee's salary shall be subject to annual review by the parties but this requirement of annual review shall not be construed in any manner as an express or implied agreement by CPC to raise Employee's salary.

         4.2     Expense Reimbursement.        Upon submission of appropriate
vouchers and in accordance with the
reimbursement policy stated in CPC's Administrative Manual from time to time in effect, CPC shall reimburse Employee for all authorized travel and entertainment expenses.

         4.3 Other Benefits. Employee shall be entitled to participate in employment benefits made available to other salaried employees of CPC and described in Chapter 700 of the CPC's Administrative Manual from time to time in effect. This Agreement shall not restrict in any way the right of CPC to add to, modify or eliminate any employment benefits.

         4.4 Bonus Plan. Employee shall be allowed to participate in a bonus plan as approved from time to time by CPC's Board of Directors.

5. Termination. This Agreement may be terminated prior to the end of the Employment Term as follows:

         5.1     Mutual Consent.  By mutual written consent of the parties.

         5.2     CPC.  By CPC, for any of the following reasons:

                 5.2.1 Breach. Upon breach by Employee of any of her duties as Employee or the breach by Employee of any term of this Agreement;

                 5.2.2 Neglect, etc. For habitual neglect or nonperformance by Employee of her duties;

                 5.2.3 Incapacity. Upon incapacity of Employee to perform her duties under this Agreement for any consecutive period of more than ninety (90) business days; or

                 5.2.4       Cause. For cause.

         5.3     Employee.  By Employee, for any of the following reasons:

                 5.3.1 Breach. Upon breach by CPC of any of its material obligations to Employee under this Agreement;

                 5.3.2      Cause. For cause; or

                 5.3.3 Change in Control. Within ninety (90) days after the occurrence of any of the following events:

                          5.3.3.1     Tender or Exchange Offer.  The purchase of
thirty-three and
one-third percent (33-1/3%) of the outstanding shares of the CPC's One Dollar par value Common Stock (the "Common Stock") pursuant to any tender or exchange offer (other than such an offer by CPC), whether or not such purchase is opposed by CPC;

                          5.3.3.2. Other Acquisition of Controlling Stock. The date CPC receives notice that any person or group deemed to be a person under Section 13(d) (3) of the Securities Exchange Act of 1934 and regulations thereunder, in any transaction or series of transactions, becomes the beneficial owner directly or indirectly of Common Stock sufficient to entitle such person or group to thirty-three and one-third percent (33-1/3%) or more or all votes which all shareholders of CPC would be entitled to cast in an election held on such date;

                          5.3.3.3 Change in Directors. A date during any one-year period when individuals, who at the beginning of that period, constituted the Board of Directors of CPC cease for any reason to constitute a majority thereof, unless the election, or the nomination for election by the shareholders of CPC of each new director was approved by a vote of at least two-thirds of the directors in office who were directors at the beginning of the period;

                          5.3.3.4 Reorganization, Sale of Assets. The date of approval by the shareholders of CPC of an agreement providing for:

                                  5.3.3.4.1     The merger or consolidation of
                                  CPC with another corporation where the
                                  shareholders of CPC immediately prior to the merger or consolidation do not beneficially own immediately thereafter shares of the corporation issuing cash or securities in the merger or consolidation, entitling such shareholders to fifty percent (50%) or more of all votes to which all shareholders of such corporation would be entitled in the election of Directors, or where the members of the board of Directors of CPC immediately prior to the merger or consolidation do not immediately thereafter constitute a majority of the Board of Directors of the corporation issuing cash or securities in the merger or consolidation; or

                                  5.3.3.4.2 The sale or other disposition of all or substantially all of the assets of CPC.

         5.5     Payment on Termination.

                 5.5.1     Change in Control.       If Employee
                 terminates her employment pursuant to paragraph 5.3.3, he shall be entitled to receive, in addition to any amounts due pursuant to paragraph 5.5.2, a cash payment equivalent to two
                 (2) year's salary as severance pay, regardless of the Employment Term remaining at the time of such termination.

                 5.5.2 Other Termination. Upon termination of Employee's employment for any reason, she shall be paid all salary and vacation time (not including sick time) accrued to the date of termination; provided, however, that:

                          5.5.2.1 Notice of and Payments upon Termination. Employee shall give at least sixty (60) days prior written notice to CPC of her intention to terminate her employment pursuant to paragraphs 5.3.1 or 5.3.2 and if she fails to give such notice to CPC, she shall pay to CPC, as liquidated damages, an amount equal to one month's salary which amount shall be used by employer to offset the costs incurred in replacing Employee on short notice; and

                          5.5.2.2 Repayment of Obligations, etc. Upon termination of her employment for any reason, Employee shall pay to CPC all sums due under any notes or other obligations from her to it and all such obligations shall then become due and payable. Such obligations include, but are not limited to, those incurred for purchase of CPC stock upon exercise of stock options held by Employee.

                          5.5.3 Return of Property. Upon termination of employment for any reason, Employee shall return to CPC all property belonging to CPC, in her possession or under her control.

                          5.5.4     Stock Options.    Employee acknowledges
                          that CPC's Qualified, Non-qualified and Combined Stock Option Plans for Key Employees provide that all unexercised options held by her thereunder shall expire upon termination of employment for any reason, except for termination by Employee pursuant to paragraph 5.3.3. Upon termination of employment pursuant to that paragraph, Employee will be entitled to a cash payment in the amount of the difference between the option price of shares of CPC stock subject to options held by her and the then fair market value of such shares, all as more fully described in CPC'S stock option plans. The plans may be changed or eliminated and may not be modified or controlled by this Agreement.

6.       Protection of Business Information.

         6.1 Existing Businesses. At the present time, CPC is engaged in the following businesses (the "Existing Businesses"):

                 6.1.1 ownership and operation of acute psychiatric hospitals and related facilities, which include, but are not limited to, medical buildings and pharmacies;

                 6.1.2 ownership and operation of facilities which provide chemical, drug and alcohol dependency treatment and services;

6.2 Proposed Businesses. In addition, CPC plans to be engaged in other businesses (the "Proposed Businesses") related and unrelated to the Existing Businesses.

6.3 Information. In the operation, planning and development of the Existing Businesses and the Proposed Businesses, CPC generates and will generate business information, confidential information and trade secrets which are and will be proprietary and confidential ("Information") and the disclosure of which would be extremely detrimental to CPC and of great assistance to its competitors. The Information includes, but is not limited to:

         6.3.1    Data regarding location of proposed and existing facilities;

         6.3.2    Market survey, studies and analyses;

         6.3.3 Information concerning the identity, location and qualifications of professionals and employees, existing and prospective;

         6.3.4   Information concerning referral sources;

         6.3.5 Information concerning reimbursement sources, insurers and other third-party payors;

         6.3.6 Tabulated and organized information concerning legislative, administrative, regulatory and zoning requirements, bodies and officials;

         6.3.7   Medical and personnel records;

         6.3.8   Statistical, financial, cost and accounting data;

         6.3.9   Existing and prospective customer lists; and

         6.3.10 Administrative, operations and procedure manuals and directives.

         6.3.11 Business ideas pertaining to any Existing or Proposed Businesses of CPC. Business ideas include, but are not limited to, ideas, concepts or proposals that are conceived, developed or implemented by or communicated to Employee.

6.4 Information Held as a Fiduciary. All of the Information which is acquired by, communicated to or in any way comes into the possession or control of Employee shall be held by employee in a fiduciary capacity for the exclusive benefit of CPC.

6.5      During Employment.     Prior to termination of this Agreement,
Employee shall have these obligations:

         6.5.1 No Competition. Employee shall not compete with CPC. "Compete" means to either directly or indirectly own, manage, operate, control or participate or join in or advise, consult with or assist in the establishment or operation of any business similar to the Existing Businesses or the Proposed Businesses which is located within any county or equivalent jurisdiction in which any of the Existing Businesses or Proposed Businesses are located or proposed to be located; within any contiguous county; within the United Kingdom; or within a two hundred mile radius of any Prospective Business located in any foreign country.

         6.5.2 No Planning to Compete Following Employment. Employee shall not plan or otherwise prepare to compete with CPC following Employee's employment with CPC.

         6.5.3 No Solicitation to Compete. Employee shall not solicit other employees, independent contractors, customers, referral sources or reimbursement sources of CPC to compete with CPC during or following Employee's employment with CPC.

         6.5.4 No Disclosure. Employee shall not disclose to any person, who, on behalf of CPC, has no business reason to know, any business information, confidential information or trade secrets of CPC.

6.6 Following Employment. Upon termination of this Agreement, Employment shall have the following obligations:

         6.6.1 Return of Information. Employee will promptly relinquish to CPC all files, correspondence, memoranda, diaries and other records, minutes, notes, manuals, papers and other documents and data, however prepared or memorialized, and all copies thereof, belonging to or relating to the business of CPC, that are in Employee's custody or control.

         6.6.2 No Use of Trade Secrets. Employee shall not use or disclose any trade secret acquired from or on behalf of CPC before, during or after Employee's employment with CPC.

         6.6.3 No Use of Confidential Information. Employee shall not use or disclose any confidential information acquired from, for or about CPC before, during or after Employee's employment with CPC.

         6.6.4 No Use of Business Information. Employee shall not use or disclose any business information acquired from, for or about CPC before, during or after Employee's employment with CPC.

         6.6.5 No Interference. Employee shall not interfere with any contracts or business relationships of CPC.

         6.6.6 No Solicitation. Employee shall not solicit other employees, independent contractors, customers, referral sources or reimbursement sources of CPC to compete with CPC.

         6.6.7 No Competition. Employee shall not compete with CPC for a period of two years following termination of employment.

6.7 Exception for Publicly Held Companies. Notwithstanding the provisions of paragraphs 6.5 and 6.6 above, Employee may participate as a non-controlling shareholder (but not in any other capacity) , holding less than five percent (5%) of any class of stock in a publicly owned corporation whose stock is traded on a National securities Exchange or on the over-the-counter market.

6.8 Exception for Change of Control. The provisions of paragraph 6.6 shall not apply if employee's employment is terminated pursuant to paragraph
5.3.3 above.

6.9 Scope of Covenant. It is expressly understood and agreed that the scope of the various covenants in this paragraph 6 are reasonable both in time and area and are fair and necessary to protect the investment of CPC against the material adverse effects which would result from the violation of any of these covenants.

6.10 Divisibility of covenants. The covenants of this paragraph 6 shall be regarded as divisible and shall be given the greatest operative effect possible. If any part of them is declared invalid or unenforceable in any respect, the validity and enforceability of the remainder shall not be affected.

6.11 Remedies for Breach of Obligations Regarding Business Information. In addition to CPC's right to seek damages for any violation of the covenants in this paragraph 6, Employee acknowledges that because her duties are of a special, unique, unusual, extraordinary or intellectual character, which gives them peculiar value which cannot be reasonably or adequately compensated by an award of damages, equitable relief in the form of injunction or other order will be available to CPC.

7. Notices. Any notice provided for by this Contract and any other notice, demand or communication which either party may wish to send to the other ("Notices") shall be in writing and shall be deemed to have been properly given when received if delivered by personal delivery; certified mail, return receipt requested; or other commercially acceptable means. Notices shall be addressed as follows:

If to CPC:       Richard L. Conte, Chairman & Chief Executive Officer
                 Community Psychiatric Centers
                 24502 Pacific Park Drive
                 Laguna Hills, California  92656

If to Employee:

                 Kay Seim
                 422 Waverly Way
                 Kirkland, WA  98033

Either party may change its address for Notices by giving notice of the change to the other party.

8. Successors, Assignment. Except as provided in paragraph 5.3.3, this agreement shall be binding on the heirs, assigns, personal representatives and successors of CPC and Employee. However, due to the nature of the services to be provided by Employee, Employee shall have no power to assign any rights or duties under this Agreement.

9. Applicable Law. This agreement shall be governed by and construed in accordance with the laws of the State of California and the parties consent to the jurisdiction of its courts.

10. Divisibility of Agreement. This Agreement shall be divisible and if any part of it is determined to be invalid or unenforceable the remaining portions shall not be affected and the Agreement shall be carried out to the greatest extent possible in accordance with all of its provisions.

11. Entire Agreement. This Agreement represents the entire agreement between CPC and Employee, and this Agreement supersedes any other agreements, oral or written, that may define the employment relationship between Employee and CPC. Neither CPC nor Employee has relied upon any promise or other inducement which is not expressed in this Agreement.

12. Amendment. This Agreement may be amended only by written agreement of CPC and Employee and may not be modified by any oral agreement.

13.      Practices Inconsistent with this Agreement.  No provision of this

Agreement shall be modified or construed by any practice or occurrence that is inconsistent with any provision. Failure of either party to insist upon compliance with any provision shall not constitute an amendment or a waiver of the right to insist upon compliance with that provision or nay other provision.





         EMPLOYEE:

Dated:


         Kay Seim
         Executive Vice President

         COMMUNITY PSYCHIATRIC CENTERS

Dated:


By:
         Richard L. Conte, Chairman
         Chief Executive officer

         ADDENDUM TO EMPLOYMENT CONTRACT BETWEEN CPC AND KAY E. SEIM

1. EXEMPTION OF CONFLICT OF INTEREST: CPC acknowledges the joint ownership of Continuum Healthcare by Richard A. and Kay E. Seim. Continuum Healthcare is a business incorporated in the State of Washington which is a community property state. CPC acknowledges that

        Kay Seim is a shareholder, officer and director of Continuum Healthcare. CPC consents to Kay Seim continuing to hold and perform her obligations under such offices while employed at CPC. CPC agrees that Mr. Seims' current or future work with or on behalf of Continuum Healthcare in the areas of residential, partial and in-home mental health care shall not be deemed to place Kay Seim into a conflict of interest situation. CPC recognizes Mr. Seim's involvement with Continuum Healthcare in King County and Pierce County in the State of Washington and hereby notices both Mr. & Mrs. Seim that such work by Mr. Seim is acceptable to CPC. CPC agrees that such work shall not be deemed to infringe upon or to otherwise compromise the employment relationship of Kay Seim with CPC.

2. CAPITALIZATION NEEDS: During the course of its operation, the shareholders and directors of Continuum Healthcare may deem it necessary to infuse Continuum Healthcare with additional capital. CPC hereby agrees that not only is such expansion of Continuum Healthcare's business acceptable to CPC but that CPC would seriously consider advancing sums to Continuum Healthcare or to otherwise joint venture with Continuum Healthcare in its future expansion plans.

3. COMPANY LOAN: CPC agrees to grant to Kay Seim upon request a home equity loan in the amount desired by Ms. Seim up to $300,000 or such greater amount then authorized by CPC at an annual interest rate of 5% or whatever current lower rate may be in effect to enable Kay Seim to purchase a new home, remodel existing home or for such other purposes desired by Kay Seim.

4. COVENANTS NOT TO COMPETE: CPC and Continuum Healthcare agree to not compete with each other if such competition might be detrimental to the working relationship of CPC and Kay Seim or the personal relationships of Rick and Kay Seim. Furthermore, CPC rather than to create its own competing business agrees to use its best efforts to work with, subcontract or co-venture with Continuum Healthcare in King and Pierce Counties in the State of Washington in a mutually agreed upon manner. Given the exceedingly close physical proximity of Continuum Healthcare's Kirkland operation and the location of CPC Fairfax Hospital, it would be clearly disadvantageous to all parties to set up two similar operations in such a limited market place which can, at best, properly support one such operation.


       /s/  KAY E. SEIM                               /s/  RICHARD CONTE
- - -------------------------------                 -------------------------------
Kay E. Seim, Employee                           Richard L. Conte, Chairman
                                                Community Psychiatric Centers

            6-15-92                                         6-12-92
- - -------------------------------                 -------------------------------
Date                                            Date





                                                                 EXHIBIT 10.10

                    SEPARATION AGREEMENT AND GENERAL RELEASE
                    ----------------------------------------

                 This Separation Agreement and General Release ("Agreement") is entered into by and between Community Psychiatric Centers ("EMPLOYER") and Loren B. Shook ("EMPLOYEE").


                                       I.
                                    RECITALS

         1.1 EMPLOYEE has been employed by EMPLOYER pursuant to a written Employment Agreement, most recently in the position of President, Chief Operating Officer, and member of the Board of Directors of EMPLOYER and certain of its subsidiaries.

         1.2 EMPLOYEE was relieved of his duties effective September 7, 1993 and was advised BY EMPLOYER that he would be terminated immediately if he did not resign from all positions with EMPLOYER and its subsidiaries. EMPLOYEE elected to resign and EMPLOYEE and EMPLOYER have subsequently agreed to an effective date of October 7, 1993 (Effective Date).

         1.3 EMPLOYER and EMPLOYEE desire to enter into an agreement which will assist EMPLOYEE in finding new employment, provide for the release of any claims related to EMPLOYEE'S employment or the termination of said employment, facilitate the payment of the loans referred to in Paragraphs 2.5 and 2.6 and resolve various other matters between EMPLOYER and EMPLOYEE.

                                      II.
                                   AGREEMENTS

         2.1 Review Period. EMPLOYEE shall have until the close of business on October 7, 1993, to accept the terms of this Agreement. EMPLOYEE has been encouraged to consult with an attorney before signing this Agreement and has done so.

         2.2 Termination of Employment. EMPLOYEE'S employment with EMPLOYER and its subsidiaries, as President, Chief Operating Officer, member of the Board of Directors, and all other capacities, is terminated for all purposes, effective October 7, 1993.

         2.3 Payments. Following execution of this Agreement, EMPLOYER shall pay to EMPLOYEE a severance benefit, equal to EMPLOYEE'S most recent rate of pay ($450,000 per year) for EMPLOYEE'S regularly scheduled hours (bonuses, overtime or other enhancements will not be included in the rate or hours), for the period from the Effective Date through November 30, 1994, plus 100% of the amount accrued for EMPLOYEE'S account in the EMPLOYER'S Deferred Compensation Plan ($258,505, including the amount which would otherwise be credited on June 1, 1994), all less deductions required by law. Payment will be made in one installment of $262,632.21 gross on Employer's regular payroll date of October 22, 1993, followed BY five equal monthly installments, without interest, beginning on the first regular pay day in November 1993 and continuing on the first regular pay day of each succeeding month until all five payments have been made. Payment will be mailed to Employee's most recent address on file with Employer. These payments, the additional benefits specified below, and other consideration have been agreed upon by EMPLOYER and EMPLOYEE as consideration for the EMPLOYEE'S promises set forth in this Agreement. EMPLOYEE acknowledges that he has timely received, in accordance with all applicable provisions of law, rules and regulations of the State Labor Code, all wages and vacation benefits due him. (Regular wages paid through October 7, 1993; vacation accrued and paid through September 7, 1993.)

         2.4     Additional Benefits.

                 a.       Medical Insurance.   During the period from the
Effective Date until the earlier of November 30, 1994 or the date on which EMPLOYEE is first eligible for health care benefits under another employer's plan (Conversion Date), EMPLOYEE will continue to be covered under the EMPLOYER'S usual health insurance programs on terms not less favorable to EMPLOYEE than those provided to other corporate office employees of EMPLOYER. Within ten (10) calendar days next following the Conversion Date, EMPLOYER shall provide EMPLOYEE, and any members of his family eligible to receive such notice, written notice of his and/or their rights to continue medical insurance under the provisions of the Consolidated Omnibus Reconciliation Act of 1986 ("COBRA"). Following the Conversion Date, EMPLOYEE, or any member of EMPLOYEE'S family otherwise eligible to receive such notice will be responsible for the full cost of continuation coverage in accordance with the provisions of COBRA. EMPLOYEE will notify EMPLOYER promptly of his new employment and any applicable waiting period for eligibility under the new employer's health insurance plan.

                 b. Profit Sharing. For purposes of calculating EMPLOYEE'S service under the "CPC Employees' Profit Sharing Plan" ("Plan"), EMPLOYEE shall be deemed to have been employed until the Effective Date and not thereafter. This Agreement is not intended to change any of EMPLOYEE'S rights or responsibilities as provided in the Plan documents for persons whose employment with EMPLOYER terminates.

                 c. Stock Options. Stock options granted to EMPLOYEE by EMPLOYER which are vested and exercisable as of the Effective Date, to wit, options to purchase a total of 200,000 shares of the common stock of EMPLOYER (50,000 shares at $14.625 per share and 150,000 shares at $10.875 per share), will remain valid and exercisable through February 28, 1994, except that EMPLOYER will not extend credit to EMPLOYEE for the purpose of exercising those options. Any options not vested as of the Effective Date will automatically terminate at that time, as provided in applicable stock option plan documents and agreements. EMPLOYEE will remain responsible for compliance with all applicable requirements concerning exercise of stock options and acquisition or disposition of EMPLOYER stock, including but not limited to prohibitions on insider trading, short-swing profits and the like.

                 d. Automobile. EMPLOYER will deliver to EMPLOYEE a Bill of Sale and the Certificate of Ownership for the company car assigned to EMPLOYEE, along with the mobile telephone installed in the car. Normal expenses for fuel, maintenance, repairs, insurance and mobile telephone service will be paid or reimbursed by EMPLOYER, in accordance with its usual practices, for the period from the Effective Date through November 30, 1993.

                 e. Outplacement. EMPLOYER will provide outplacement services for EMPLOYEE from EMPLOYEE'S choice of three such agencies to be nominated by EMPLOYER. These services will be limited to one placement, and will be further detailed in materials to be provided EMPLOYEE prior to his selection of the agency to be used.

                 f. Indemnification. EMPLOYER will honor the Indemnification Agreement between EMPLOYER and EMPLOYEE dated June 1, 1987, in accordance with its terms, provided EMPLOYEE cooperates fully in any such matter.

                 g. Non-Competition Covenant. EMPLOYER releases EMPLOYEE from any obligation under the provisions of Paragraph 6.6.7 of the Employment Agreement between EMPLOYEE and EMPLOYER.

                 h. Tax Services. EMPLOYER will continue to pay for tax preparation services to EMPLOYEE, on substantially the same terms as EMPLOYER provides for other of its executives who receive this service, through November 30, 1994.

         2.5 Residential Loan. The Residential Loan Agreement dated June 15, 1982 between EMPLOYEE and EMPLOYER ("Loan Agreement"), the Installment Note dated July 2, 1982 issued by EMPLOYEE ("Note"), and the Short Form Deed of Trust and Assignment of Rents dated July 6, 1982, executed BY EMPLOYEE and Carolyn Shook as Trustors ("Deed of Trust"), shall be amended to extend the maturity date of loan evidenced by the Note to September 30, 1998. The parties agree that the Note shall be further modified to reflect the correct unpaid principal balance on the Note as of October 1, 1993, which sum is Two Hundred Thirty-Four Thousand Seven Hundred Fifty-Nine and 67/100 Dollars ($234,759.67) (assuming the payment due on that date is made) and to modify the interest rate payable on the unpaid principal balance of the Note. The Note shall be modified to provide that interest per annum on the amount of principal remaining unpaid on the Note shall be five percent (5%) for the period from October 1, 1993 to September 30, 1994, six percent (6%) for the period from October 1, 1994 to September 30, 1995, seven percent (7%) for the period from October 1, 1995 to September 30, 1996, and seven and one-half percent (7-1/2%) for the period from October 1, 1996 until the maturity date of the Note, on September 30, 1998. The Note shall be dated as of October 1, 1993, and principal and interest shall be paid in equal monthly installments in an amount required to fully amortize the outstanding principal amount of the modified Note over a period of thirty (30) years, such installments to be calculated for each payment period at the rate of interest applicable for such payment period as specified hereinabove. The amendments to the Loan Agreement, Note and Deed of Trust shall be evidenced by amendments to or restatements of such agreements and instruments which shall contain such other terms and conditions as are customary in loan modifications. EMPLOYER'S agreement to extend and modify the Loan as described in this Paragraph 2.5 shall be conditioned upon EMPLOYEE'S satisfaction of all of the following conditions on or before October 31, 1993:
(i) all payments on the Note must be current; (ii) execution and at the election of EMPLOYER, recordation, of a modification to the Deed of Trust executed BY EMPLOYEE and any other person(s) whose signatures are necessary to complete the transaction; (iii) issuance for the benefit of EMPLOYER, of an endorsement to the original lender's policy of title insurance which insured the Deed of Trust or of a new lender's policy of title insurance insuring the first lien position of the Deed of Trust on the property which is the subject of said Deed of Trust ("Property"), or a commitment from an acceptable title insurance company that such policy or endorsement shall be issued promptly following recordation of the modified Deed of Trust; (iv) the satisfaction and discharge by EMPLOYEE at his sole expense, of any liens or encumbrances which may have been recorded against the Property or become a lien thereon subsequent to the recordation of the original Deed of Trust, and (v) EMPLOYEE'S continued performance of his obligations under this Agreement.

         2.6 Stock Option Loan. The total balance of any other loans to EMPLOYEE (e.g., stock option loans) will be paid to EMPLOYER on or before November 30, 1993.

         2.7 Further Documents. Each party agrees to timely execute and deliver, at any time and from time to time, upon the request of another party, such further instruments or documents as may be necessary or appropriate to carry out the provisions contained herein, and to take such other action as another party may reasonably request to effectuate the purposes of this Agreement.

         2.8     Release of Claims.

                 (a) Release by EMPLOYEE. Subject only to Paragraph 2.9, EMPLOYEE on EMPLOYEE'S own behalf, and on behalf of EMPLOYEE'S successors and assigns releases the EMPLOYER and its officers, directors, employees, agents, and attorneys and any parent, subsidiary, affiliated or related companies and their respective successors and assigns ("Released Parties") from all claims, demands, actions, or other legal responsibilities of any kind which EMPLOYEE may have against EMPLOYER or any of the Released Parties, including but not limited to any arising under Title VII of the Civil Rights Act of 1964, as amended, which prohibits discrimination in employment based on race, color, sex, religion or national origin, or any other federal, state or local law or regulation prohibiting employment discrimination. This Release also includes, but is not limited to, any claims arising under the Employment Agreement, relating to

EMPLOYEE'S employment or the termination of it, for emotional distress, wrongful discharge, violation of any public policy or statute, breach of any implied or express contract between EMPLOYER and EMPLOYEE or any policy of the EMPLOYER, any acts or omissions of the Released Parties, and any remedy for any such claim.

                 (b) Release by EMPLOYER. EMPLOYER on its own behalf, and on behalf of its successors and assigns releases the EMPLOYEE from all claims, demands, actions, or other legal responsibilities of any kind which EMPLOYER may have against EMPLOYEE ("Claim"), except:

                          (1) any Claim for which EMPLOYER would not be required to provide indemnification or advancement of expenses under the Indemnification Agreement or applicable law;

                          (2) any Claim arising under the terms of the Indemnification Agreement; and

                          (3) any Claim arising from a breach by EMPLOYEE of this Agreement.

         2.9 Claims Not Affected by Release. This Release does not affect these claims or rights of EMPLOYEE:

                 (a) any rights of a terminated employee under the terms of the CPC Employees' Profit Sharing Plan;

                 (b) any rights to apply for continuation or conversion of insurance coverage to the extent that the EMPLOYER'S insurance plans or applicable law provide for such continuation or conversion;

                 (c) any claim for workers' compensation under any federal or state workers' compensation or occupational disease law;

                 (d)      any claim under the Indemnification Agreement; and

                 (e) any claim arising from a breach by EMPLOYER of this Agreement.

         2.10 Unknown Claims. EMPLOYEE and EMPLOYER understand that the releases given by each of them in this Agreement cover claims which each of them knows about and those they may not know about. EMPLOYEE and EMPLOYER expressly waive all rights under Section 1542 of the California Civil Code, which Section they have read and understand, and which provides as follows:

                 "Section 1542. A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES

         NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR."

Nothing in this Paragraph 2.10 is intended to release any claims which are otherwise reserved under this Agreement.

         2.11 Agreement Not to Sue. EMPLOYEE and EMPLOYER promise never to file a lawsuit asserting any claims that are released BY this Agreement.

         2.12 Warranty of Non-Assignment. EMPLOYEE warrants that EMPLOYEE has not assigned to any other person or entity the claims which are the subject of Paragraphs 2.8 and 2.10 above. EMPLOYER warrants that EMPLOYER has not assigned to any other person or entity the claims which are the subject of Paragraphs 2.8 and 2.10 above.

         2.13 Consequences of Violation of Promises. IF EMPLOYEE violates EMPLOYEE'S promises contained herein, EMPLOYER shall have all remedies provided by law, and EMPLOYEE will pay for all costs incurred by any of the Released Parties, including reasonable attorney's fees, in defending against the EMPLOYEE'S claim. If EMPLOYER violates EMPLOYER'S promises contained herein, EMPLOYEE shall have all remedies provided by law, and EMPLOYER will pay for all costs incurred by EMPLOYEE in remedying EMPLOYER'S breach of this Agreement.

         2.14 EMPLOYER'S Property. EMPLOYEE has, or forthwith will vacate the offices assigned to him and return to EMPLOYER all physical property of any kind of the EMPLOYER in EMPLOYEE'S possession, including, without limitation, directories, documents, lists, plans, files, software programs, tapes, materials, manuals, keys, access cards and credit cards.

         2.15 Confidentiality. EMPLOYEE and EMPLOYER both agree not to disclose the terms and conditions of this Agreement for any reason to any person or entity not a party hereto unless such communication is required by law or is necessary to prosecute or defend an alleged breach of this Agreement, and except as may be necessary for any party to obtain tax, legal or other professional advice regarding the implications of this Agreement.

         2.16 Parties' Reputations. EMPLOYEE agrees not to make any unfavorable or disparaging communication regarding EMPLOYER or EMPLOYEE'S employer-employee relationship with EMPLOYER. EMPLOYER agrees not to make any unfavorable or disparaging communication regarding EMPLOYEE or EMPLOYER'S employer-employee relationship with EMPLOYEE.

         2.17 Other Employment. EMPLOYEE shall not, at any time, be foreclosed from seeking, soliciting or accepting employment with any persons other than the Released

Parties referred to in Paragraph 2.8. EMPLOYER waives any future employment rights with any of the Released Parties.

         2.18 Protection of Business Information. EMPLOYEE agrees that the provisions of Paragraph 6, "Protection of Business Information," in the Employment Agreement between EMPLOYEE and EMPLOYER, remain in force as stated in the Employment Agreement, except for Paragraph 6.6.7, which is specifically nullified by this Agreement. Notwithstanding the provisions of Paragraph 6.6.1 of the Employment Agreement, EMPLOYEE may make and retain copies of all notes, letters, records, files, memoranda, papers and the like, relating to his service as an employee, officer or director of EMPLOYER, which are reasonably related to pending or threatened suits or claims involving EMPLOYEE, provided EMPLOYEE preserves the confidentiality of the copies except as may be necessary to defend such suits or claims. EMPLOYEE and EMPLOYER will cooperate to arrange the identification and copying of such documents. The following categories of information are agreed not to be included in the terms trade secret, confidential information or business information mentioned in Paragraphs 6.6.2, 6.6.3 and 6.6.4 of the Employment Agreement: (i) information that is generally available to the public other than by reason of any prohibited disclosure by EMPLOYEE or others, (ii) information that is or becomes known or available from a source other than EMPLOYER or its employees or representatives and is not the subject of any other confidentiality agreement, and (iii) information that is subsequently and independently developed by an agent or representative of EMPLOYEE and to whom EMPLOYEE has not directly or indirectly divulged the information.

         2.19 Acknowledgment of Benefits. EMPLOYEE understands and acknowledges that the payments provided for in Paragraph 2.3, the additional benefits provided for in Paragraph 2.4 and the other consideration set forth in this Agreement are all that EMPLOYEE is entitled to receive from the EMPLOYER, and are more than the EMPLOYER is required to provide under its normal policies and procedures and any prior or current agreements between EMPLOYER and EMPLOYEE, and are in lieu of any other monies or benefits which EMPLOYEE may claim to have earned or accrued.

         2.20 Governing Law. This Agreement shall be governed by, and construed and enforced in accordance with and subject to the laws of the State of California.

         2.21 Notices. All notices or other communications provided for by this Agreement shall be made in writing and shall be deemed properly delivered:
(i) when delivered personally or (ii) by the mailing of such notice by registered or certified mail, postage pre-paid, to the parties at the addresses set forth on the signature page of this Agreement (or to such other address as one party designates to the other in writing).

         2.22 Amendments. No addition, modification, amendment or waiver of any part of this Agreement shall be binding or enforceable unless executed in writing by both parties hereto.

         2.23 Entire Agreement. This is the entire Agreement between EMPLOYEE and EMPLOYER. EMPLOYER has made no promises other than those set forth in this Agreement. This Agreement supersedes all prior agreements between EMPLOYER and EMPLOYEE, including without limitation, the Employment Agreement between EMPLOYER and EMPLOYEE, a copy OF which is attached to this Agreement.

         EMPLOYEE ACKNOWLEDGES THAT EMPLOYEE HAS READ THIS AGREEMENT, UNDERSTANDS IT AND IS VOLUNTARILY ENTERING INTO IT WITH THE INTENTION OF RELINQUISHING ALL CLAIMS AND RIGHTS OTHER THAN THOSE SPECIFICALLY RESERVED.

EMPLOYER:
COMMUNITY PSYCHIATRIC CENTERS
Attention: Morgan L. Staines
24502 Pacific Park Drive
Laguna Hills, California 92656-3035


By         /s/  MORGAN L. STAINES
   ----------------------------------------
   Morgan L. Staines
   Vice President and General Counsel

Date               10/11/93
     --------------------------------------

EMPLOYEE:

             /s/  LOREN B. SHOOK
- - -------------------------------------------
Loren B. Shook

Date:              10/11/93
      -------------------------------------

                                 EXHIBIT 10.11

                         PRIORY HOSPITALS GROUP LIMITED

                                      AND

             BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION

                   10,000,000 POUNDS STERLING LOAN AGREEMENT

                            Dated 23 December, 1993

                               TABLE OF CONTENTS


Clause                       Heading                              Page No
1                            DEFINITIONS                                1

2                            CONDITIONS PRECEDENT                       8

3                            THE LOAN                                   9

4                            PAYMENTS                                  12

5                            REPRESENTATIONS AND WARRANTIES            13

6                            COVENANTS                                 18

7                            NEGATIVE COVENANTS                        22

8                            EVENTS OF DEFAULT                         27

9                            EXPENSES                                  30

10                           CHANGES IN CIRCUMSTANCES                  30

11                           ASSIGNMENT                                32

12                           MISCELLANEOUS                             32


Schedule 1                   Form of Notice of Advance                 35
Schedule 2                   Additional Interest                       36
Schedule 3                   List of Subsidiaries                      38
Schedule 4                   Existing Encumbrances                     41
Schedule 5                   Existing Indebtedness                     42

THIS LOAN AGREEMENT is made the    day of December
One thousand nine hundred and ninety three.

BETWEEN:-

(1) Priory Hospitals Group Limited (Registered No: 1505382) whose registered office is at The Priory, Priory Lane, Roehampton, London SW15 5JJ (the "Borrower");

(2) BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION acting through its London Branch of Bank of America House, 1 Alie Street, London El 8DE. (the "Bank");

WHEREAS the Bank has agreed to make available to the Borrower a revolving term loan facility (the "Facility") in the maximum aggregate principal amount of 10,000,000 pounds sterling upon and subject to the terms and conditions contained in this Agreement and the Guarantor has agreed to guarantee the obligations expressed to be assumed by the Borrower in or pursuant to this Agreement

NOW IT IS HEREBY AGREED as follows:

CLAUSE 1 DEFINITIONS

In this Agreement and the Recitals and Schedules hereto the following expressions shall, unless there is something in the subject or context inconsistent therewith, have the following meanings:-

         "ACCOUNTS" means the audited accounts of the Borrower for the year ended 30 November 1992.

         "ACQUISITION" means any transaction or series of related transactions for the purpose of or resulting, directly or indirectly, in (a) the acquisition of all or substantially all of the assets of a Person, or of any business or division of a Person (including, without limitation, acquisition by, assumption, purchase, assignment, sublease or in any other manner of leases, leasehold interests or lease rights or obligations), (b) the acquisition, of in excess of 50% of the share capital, partnership interests or equity of any Person or otherwise causing any Person to become a Subsidiary, or (c) a merger or consolidation or any other combination with another Person (other than a Person that is a Subsidiary of the Guarantor) provided that the Guarantor or the Guarantor's Subsidiary (as appropriate) is the surviving entity or retains legal and beneficial ownership of in excess of fifty percent (50%) of the voting capital thereof.

         "ADVANCE" means an advance under the Facility made pursuant to Clause 3.01.

         "AFFILIATE" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person. A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, by contract or otherwise. Notwithstanding the foregoing and for the avoidance of doubt, the Bank shall not be deemed an "Affiliate" of the Company or of any Subsidiary of the Company.

         "BUSINESS DAY" means a day (other than a Saturday or Sunday) on which banks are open for banking business in London.

         "CAPITAL EXPENDITURE" means, for any period and with respect to any Person, the aggregate of all expenditure by such Person and its Subsidiaries for the acquisition or leasing of fixed or capital assets or additions to equipment (including replacements, capitalized repairs and improvements during such period) which should be capitalized under Generally Accepted Accounting Principles on a consolidated balance sheet of such Person and its Subsidiaries. Without limiting the foregoing, each Acquisition is a Capital Expenditure.

         "CAPITAL LEASE" has the meaning specified in the definition of "Capital Lease Obligations."

         "CAPITAL LEASE OBLIGATIONS" means all monetary obligations of the Guarantor or any of its Subsidiaries under any leasing or similar arrangement which, in accordance with Generally Accepted Accounting Principles, is classified as a capital lease ("CAPITAL LEASE").

         "CASH EQUIVALENTS" means:

                                        (a)     securities issued or fully
         guaranteed or insured by the United States Government or the Government of the United Kingdom or any agency thereof and backed by the full faith and credit of the United States or the United Kingdom (as the case may be) having maturities of not more than twelve months from the date of acquisition;

                                        (b)     certificates of deposit, time
         deposits, Eurodollar time deposits, repurchase agreements, reverse repurchase agreements, or bankers' acceptances, having in each case a tenor of not more than twelve months, issued by any bank having combined capital and surplus of not less than US$100,000,000 (or its equivalent) whose short term securities are rated at least A-1 by Standard & Poor's Corporation and P-1 by Moody's Investors Service, Inc.;

                                        (c)     commercial paper of an issuer
         rated at least A-1 by Standard & Poor's Corporation or P-1 by Moody's Investors Service Inc. and in either case having a tenor of not more than three months.

         "CONTINGENT OBLIGATION" means, as to any Person, (a) any Guarantee Obligation of that Person; and (b) any direct or indirect obligation or liability, contingent or otherwise, of that Person (i) in respect of any Surety Instrument issued for the account of that Person or as to which that Person is otherwise liable for reimbursement of drawings or payments, (ii) to purchase any materials, supplies or other Property from, or to obtain the services of, another Person if the relevant contract or other related document or obligation requires that payment for such materials, supplies or other Property, or for such services, shall be made regardless of whether delivery of such materials, supplies or other Property is ever made or tendered or such services are ever performed or tendered to such Person, or (iii) in respect of any Rate Contract that is not entered into in connection with a bona fide hedging operation that provides offsetting benefits to such Person. The amount of any Contingent Obligation shall

         (subject, in the case of Guarantee Obligations, to the last sentence of the definition of "Guarantee Obligation") be deemed equal to the maximum reasonably anticipated liability in respect thereof, and shall, with respect to item (iii) of this definition, be marked to to market on a current basis.

         "CONVERSION DATE" means 30 November 1995;

         "CURRENT ASSETS" means the amount (less the amount of any depreciations or provisions applicable thereto) which would be included in respect of tangible current assets in a balance sheet of the Borrower prepared on a basis and in accordance with accounting policies consistent with that of and those applied in preparing the balance sheet contained in the Accounts and in accordance with Generally Accepted Accounting Principles.

         "DEFAULT" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute an Event of Default.

         "ENCUMBRANCE" means any mortgage, charge (whether fixed or floating), pledge, lien, encumbrance, hypothecation, title retention or other security interest or security agreement of any kind whatsoever and howsoever arising and whether legal or equitable.

         "ENVIRONMENTAL CLAIMS" means all claims, however asserted, by any Person alleging liability or responsibility for violation of any Environmental Law, or for release or injury to the environment, threat to public health, personal injury (including sickness, disease or death), property damage, natural resources damage, or otherwise alleging liability or responsibility for damages (punitive or otherwise), cleanup, removal, remedial or response costs, restitution, civil or criminal penalties, injunctive relief, or other type of relief, resulting from or based upon the presence, placement, discharge, emission or release (including intentional and unintentional, negligent and non-negligent, sudden or non-sudden, accidental or non-accidental, placement, spills, leaks, discharges, emissions or releases) of any Hazardous Material at, in, or from Property, whether or not owned by the Guarantor or any of its Subsidiaries.

         "ENVIRONMENTAL Laws" means all governmental, federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorisations and permits of, and agreements with, any Governmental Authorities, in each case relating to environmental, health, safety and land use matters;

         "EVENTS OF DEFAULT" means any one of the events specified in Clause
         8.01.

         "GENERALLY ACCEPTED ACCOUNTING PRINCIPLES" means accounting principles generally accepted (i) in the case of the Guarantor, in the United States; and (ii) in the case of the Borrower, in the United Kingdom.

         "GOVERNMENTAL AUTHORITY" means any nation or government, any state or other political subdivision thereof, any central bank (or similar monetary or regulatory authority) thereof, any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government, and any corporation or other entity owned or controlled, through stock or capital ownership or otherwise, by any of the foregoing.

         "GUARANTOR" means Community Psychiatric Centers, a Nevada Corporation having its chief office at 24502 Pacific Park Drive, Laguna Hills, California 92656, USA.

         "GUARANTEE OBLIGATION" means, as applied to any Person, any direct or indirect liability of that Person with respect to any Indebtedness, lease, dividend, letter of credit or other obligation (the "primary obligations") of another Person (the "primary obligor"), including any obligation of that Person, whether or not contingent, (a) to purchase, repurchase or otherwise acquire such primary obligations or any property constituting direct or indirect security therefor, or (b) to advance or provide funds (i) for the payment or discharge of any such primary obligation, or (ii) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet item, level of income or financial condition of the primary obligor, or (c) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or (d) otherwise to assure or hold harmless the holder of any such primary obligation against loss in respect thereof; in each case (a), (b), (c) or (d), including arrangements wherein the rights and remedies of the holder of the primary obligation are limited to repossession or sale of certain property of such Person. The amount of any Guaranty Obligation shall be deemed equal to the stated or determinable amount of the primary obligation in respect of which such Guaranty Obligation is made or, if not stated or if indeterminable, the maximum reasonably anticipated liability in respect thereof.

         "HAZARDOUS MATERIALS" means all those substances which are regulated by, or which may form the basis of liability under, any Environmental Law, including all substances identified under any Environmental Law as a pollutant, contaminant, hazardous waste, hazardous constituent, special waste, hazardous substance, hazardous material, or toxic substance, or petroleum or petroleum derived substance or waste.

         "INDEBTEDNESS" of any Person means, without duplication, (a) all indebtedness for borrowed money; (b) all obligations issued, undertaken or assumed as the deferred purchase price of property or services (other than trade payables entered into in the ordinary course of business pursuant to ordinary terms); (c) all non-contingent reimbursement or payment obligations with respect to Surety Instruments; (d) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or business;
         (e) all indebtedness created or arising under any conditional sale or other title retention agreement, or incurred as financing, in either with respect to Property acquired by the Person (even though the rights and remedies of the seller or bank under such agreement in the event of default are limited to repossession or sale of such property); (f) all Capital Lease Obligations; (g) all net obligations with respect to Rate Contracts; (h) all indebtedness referred to in clauses (a) to (g) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Encumbrance upon or in Property (including accounts and contracts rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness; and (i) all Guaranty Obligations in respect of indebtedness or obligations of others of the kinds referred to in clauses (a) to (g) above.

         "INSOLVENCY PROCEEDING" means (a) any case, action or proceeding before any court or other Governmental Authority relating to bankruptcy, reorganization, insolvency, liquidation, receivership, administrative receivership, administration, dissolution, winding-up or relief of debtors, or (b) any general assignment for the benefit of, or composition with, creditors or other similar arrangement in respect of its creditors generally or any substantial portion of its creditors; in each case (a) and (b) undertaken under U.S. Federal, United Kingdom, US State or foreign law, including the Bankruptcy Code of the USA or the Insolvency Act 1986 of the United Kingdom.

         "INTEREST PAYMENT DATE" means the last day of an Interest Period and additionally, in the case of any Interest Period having a duration of more than three months, the date or dates falling at three monthly intervals after the commencement of such Interest Period.

         "INTEREST PERIOD" means:

         (i) in relation to any Advance, the period from (and including) the date on which such Advance is made to (and including) its Maturity Date;

         (ii) in relation to the Term Loan Drawing, a period of 1, 2, 3 or 6 months (or such other period as may be agreed between the Bank and the Borrower) to apply to the whole or a part of the Term Loan Drawing as selected by the Borrower by irrevocable notice given to the Bank prior to 11.00 a.m. (London time) on the date on which the relevant Interest Period commences, provided that:

                 (a) each part of the Term Loan Drawing shall have a first Interest Period or, as the case may be, first Interest Periods which shall commence on the Conversion Date;

                 (b) the first day of each Interest Period (other than a Interest Period which is the first to apply in respect of any part of the Term Loan Drawing) shall be the last day of the immediately preceding Interest Period;

                 (c)      (i)     Interest Periods shall be selected or deemed
                                  to have been selected by the Borrower so as to ensure that a part or parts of the Term
                                  Loan Drawing equal or, as the case may be equal in aggregate, to the repayment instalment due on each Repayment Date shall have a final Interest Period or, as the case may be, final Interest Periods, which shall expire on such Repayment Date; and

                          (ii) the final Interest Period(s) shall end on the final Repayment Date;

                 (d) if the Borrower shall fail to give notice in accordance with the foregoing provisions selecting the duration of any Interest Period, the Borrower shall (without prejudice to the provisions of subparagraph (d) above) be deemed to have selected for the relevant Interest Period a period of three months; and

                 (e) subject to the provisions of clause 4.02, the exact length of each interest Period shall be determined by the Bank in accordance with London interbank market practices for dealing with sterling deposits of similar maturity. A certificate of the Bank as to the length of any Interest Period shall, save for any manifest error, be conclusive and binding.

         "JOINT VENTURE" means a single-purpose company or corporation, partnership, joint venture or other similar legal arrangement (whether created pursuant to contract or conducted through a separate legal entity) now or hereafter formed by the Borrower with another Person in order to conduct a common venture or enterprise with such Person.

         "LEVERAGE RATIO" means the ratio of Total Liabilities to Tangible Net Worth.

         "LIBOR" means, in relation to any Interest Period, the rate per annum determined by the Bank to be the rate (rounded up to the nearest 1/16%) at which sterling deposits of an amount equal to the Advance in respect of which the interest rate to be ascertained by reference to the said rate is to apply would have been offered by the Bank's principal London office to prime banks in the London interbank market at such banks' request at or about 11.00 a.m. (London time) on the date on which the relevant Interest Period commences for a period equal thereto.

         "LOAN" means the aggregate principal amount advanced and for the time being outstanding under the Facility.

         "MARGIN" means:-

                 (a) in respect of the period from (and including) the date on which the first Advance is made to (but excluding) the Conversion Date one and one quarter per cent. (1 1/4%); and

                 (b) in respect of any period commencing on or after the Conversion Date one and one half per cent. (1 1/2%).

         "MATERIAL ADVERSE EFFECT" means in relation to a Person (a) a material adverse change in or a material adverse effect upon the operations, business, properties, condition (financial or otherwise) or prospects of that Person or that Person and its Subsidiaries taken as a whole, or (b) an impairment of the ability of that Person to perform under this Agreement or the Guarantee and to avoid any Event of Default, or
         (c) the illegality, invalidity, non-binding effect or unenforceability of this Agreement or the Guarantee. However, the effectuation of the restructuring disclosed in the Form 10Q of the Guarantor for the financial quarter ended February 28, 1993 shall not be deemed to be a subsequent Material Adverse Effect.

         "MATURITY DATE" means, in relation to any Advance, the date on which such Advance is to mature in accordance with Clauses 3.01(A)(b) and 3.01(B).

         "MAXIMUM Amount" means the maximum aggregate principal amount for which the Facility is for the time being available, such amount being, subject to reduction in accordance with Clause 3.02, 1O,000,000 pounds sterling.

         "NET ISSUANCE PROCEEDS" means, in respect of any issuance of share capital or equity of a Person, cash proceeds and non-cash proceeds received or receivable by that Person in connection therewith, net of commission and underwriting discounts and reasonable out-of-pocket costs and expenses paid or incurred in connection therewith in favor of any Person (not being an Affiliate of such Person), such costs and expenses not to exceed 5% of the gross proceeds of such issuance.

         "NOTICE OF ADVANCE" means a notice of advance in the form set out
         Schedule 1.

         "PERMITTED ENCUMBRANCES" has the meaning specified in Section 7.01.

         "PERSON" means an individual, partnership, company, corporation, business trust, joint stock company, trust, unincorporated association, joint venture or Governmental Authority.

         "PROPERTY" means any interest in any kind of property or asset, whether real, personal or mixed, and whether tangible or intangible.

         "RATE CONTRACTS" means interest rate or currency swap agreements and any other agreements or arrangements designed to provide protection against fluctuations in interest or currency exchange rates.

         "REPAYMENT DATE" means the last Business Day of each February, May, August and November, from (and including) 28 February 1996 to (and including) 30 November 1998.

         "REQUIREMENT OF LAW" means, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its propety or to which the Person or any of its property is subject.

         "RESPONSIBLE OFFICER" means (i) in relation to the Guarantor, the chief executive officer or the president of the Guarantor, or any other officer having substantially the same authority and responsibility; or, with respect to compliance with financial covenants, the chief financial officer or the treasurer of the Guarantor, or any other officer having substantially the same authority and responsibility; and (ii) in relation to the Borrower, any director or the secretary of the Borrower.

         "ROLLOVER DATE" means, in relation to the Term Loan Drawing, the last day of an Interest Period.

         "SUBSIDIARY" in relation to a Person, means any subsidiary (as defined in Clause 736 of the Companies Act, 1985 as such section may be amended or substituted) for the time being such person.

         "SURETY INSTRUMENTS" means all letters of credit (including standby and commercial), banker's acceptances, bank guarantees, shipside bonds, surety bonds and similar instruments.

         "TANGIBLE NET WORTH" means the amount (less the amount of any depreciations or provisions applicable thereto) which would be included in respect of tangible assets (both current and otherwise) in a balance sheet minus the amount of the Consolidated Total Liabilities; and

         "TOTAL LIABILITIES" means the amount which would be included in respect of liabilities (both current and otherwise) in a balance sheet of the Borrower.

         "TERM LOAN DRAWING" means the drawing deemed to be made by the Borrower on the Conversion Date pursuant to Clause 3.02;

CLAUSE 2  CONDITIONS PRECEDENT

The obligation of the Bank to make any Advance pursuant to Clause 3.01 is conditional upon the following documents having been received by the Bank and found by it to be satisfactory not later than noon (London time) on the fifth Business Day prior to the date on which the first Advance is to be made:-

(a)      copies of the following:-

         (i) the Memorandum and Articles of Association of the Borrower, certified as of such date by the Secretary of the Borrower as being a true, complete and up-to-date copy;

         (ii) a resolution of the Board of Directors of the Borrower, certified as of such date by the Secretary of the Borrower as being a true and complete copy, approving the borrowings under, and the terms and conditions of, this Agreement and authorising a person or persons to sign, deliver, give and/or despatch on behalf of the Borrower this Agreement, Notices of Advance and all other notices, letters and other communications to be given by the Borrower hereunder and generally to operate the Facility on behalf of the Borrower;

         (iii)   a duly executed copy of the Guarantee;

         (iv) the by-laws and other constitutional documents of the Guarantor, certified as of such date by a Responsible Officer of the Guarantor as being a true, complete and up-to-date copy;

         (v) a resolution of the Board of Directors of the Guarantor, certified as of such date by a Responsible Officer of the Guarantor as being a true and complete copy, approving the borrowings under, and the terms and conditions of, this Agreement and the Guarantee and authorising a person or persons to sign, deliver, give and/or despatch the Guarantee on behalf of the Guarantor and any notices, letters and other communications to be given by the Guarantor pursuant thereto; and

(b) specimen signatures (authenticated to the satisfaction of the Bank) of the person or persons mentioned in paragraphs (a)(ii) and (a)(v) above.

CLAUSE 3   THE LOAN

3.01  ADVANCES

(A)      Subject to:-

         (i)     the provisions of Clause 2;

         (ii)    no Default or Event of Default having occurred; and

         (iii) the Bank having received prior to 11.00 a.m. (London time) on the date upon which the relevant Advance is to be made a Notice of Advance duly completed on behalf of the Borrower by one of the persons authorised for such purpose as specified in paragraph (a) (ii) of Clause 2 the Borrower may (subject to the other provisions of this Agreement) draw an Advance on any Business Day prior to the Conversion Date in the manner provided in this Clause and otherwise in accordance with the relevant Notice of Advance, provided that:-

         (a) each Notice of Advance shall be given for an Advance of no less than 1,000,000 pounds sterling (one million pounds) and in integral multiples of 500,000 pounds sterling (FIVE hundred thousand pounds);

         (b) each Notice of Advance shall be given for an Advance of either 1, 2, 3 or 6 months (or such other period as may be agreed between the Bank and the Borrower);

          (c)    a Notice of Advance shall not be given for an Advance which:-

                 (i) would cause the Loan to exceed the Maximum Amount on the proposed date of the Advance;

                 (ii)     would mature on any day after the Conversion Date; and

(B) Subject to the provisions of Clause 4.02, the exact maturity of each Advance shall be determined by the Bank in accordance with London interbank market practices for dealing with sterling deposits of similar maturity. The certificate of the Bank as to the maturity of any Advance shall, save for any manifest error, be conclusive and binding.

(C) Subject to the other provisions of this Agreement, the Borrower shall repay the principal amount of each Advance to the Bank on its Maturity Date.

3.02     TERM LOAN DRAWING

(A) Subject to no Default or Event of Default having occurred, the Borrower shall, on the Conversion Date, be deemed to have made a term loan drawing in an amount equal to the Loan immediately prior to the Conversion Date.

(B) Subject to the other provisions of this Agreement, the Borrower shall repay the Term Loan Drawing to the Bank in twelve equal instalments on each Repayment Date.

3.03     PREPAYMENT AND CANCELLATION

(A) The Borrower may not voluntarily cancel or prepay the whole or any part of any Advance or the Term Loan Drawing except as expressly provided in Clause 10, or cancel the whole or any part of the Facility except as expressly provided in this Clause or in Clause 10.

(B) Prior to the Conversion Date, the Borrower may cancel the whole or any part of the unutilized portion of the Facility without penalty or premium provided that:-

         (i)     any such cancellation may only be effected on a Business Day;

         (ii) the Borrower must give to the Bank not less than 5 days' prior notice (which shall be irrevocable) of its intention to make such cancellation, specifying the amount thereof and the Business Day on which it is to be made;

         (iii) any cancellation shall be in a minimum amount and in integral multiples of 500,000 pounds sterling; and

         (iv) the amount which is to be cancelled on any Business Day shall not exceed the amount by which the Maximum Amount, but for such cancellation, would exceed the Loan at the close of business on that Business Day.

(C) On the expiry of a notice given in accordance with paragraph (B) of this Clause such cancellation shall take effect accordingly and the Maximum Amount shall be reduced by the amount specified in such notice.

(D) After the Conversion Date, the Borrower may prepay the whole or any part of the Term Loan Drawing without penalty or premium provided that:-

         (i) any such prepayment may only be effected on a Rollover Date applicable to that part of the Loan to be prepaid;

         (ii) the Borrower must give to the Bank not less than thirty days' prior notice of its intention to make such prepayment, specifying the amount thereof and the Rollover Date on which it is to be made;

         (iii) any partial prepayment of the Loan shall be in a minimum amount, and in multiples, of 500,000 pounds sterling; and

         (iv) the Borrower shall simultaneously pay all interest accrued to the date of prepayment on the amount prepaid.

(E)      Once having given notice of an intended prepayment under sub-clause
         (D) above, the Borrower shall be obliged to make the prepayment in accordance with the notice.

(F)      No amount prepaid after the Conversion Date may be redrawn.

(G) Any partial prepayment shall be applied towards to reducing the prepayment instalments referred to in Clause 3.02(B) in inverse order of maturity.

3.04     INTEREST

(A) Subject to the provisions of Clause 8.02, the Borrower shall pay interest on each Advance and on each part of the Term Loan Drawing for the Interest Period relating thereto at the rate per annum determined by the Bank to be the aggregate of (i) LIBOR and (ii) the Margin.

(B) Interest at the rates determined as aforesaid shall (i) accrue from (and including) the first day to (but excluding) the last day of each Interest Period and (ii) be paid in arrears on each Interest Payment Date.

(C) The Borrower shall also pay additional interest on each Advance on each Interest Payment Date relating thereto in such amounts as may be calculated by the Bank in accordance with Schedule 2, and such additional interest shall be treated as interest for all the purposes of this Agreement.

(D) The certificate of the Bank as to any rate or amount of interest payable pursuant to this Agreement shall, save for any manifest error, be conclusive and binding. Each determination of an interest rate made by the Bank in accordance with this Agreement shall be promptly notified by the Bank to the Borrower.

3.05     COMMITMENT FEE

The Borrower shall pay to the Bank a commitment fee calculated, from (and including) the date of this Agreement up to (but excluding) the Conversion Date, at the rate of one half of one percent (1/2%) per annum upon the amount (calculated on a daily basis) by which the Maximum Amount exceeds the Loan. Such commitment fee shall be paid in arrears at the end of each successive period of three months from the date hereof and on the last day upon which such fee shall accrue as aforesaid.

3.06     ARRANGEMENT FEE

The Borrower shall pay to the Bank on the date hereof the Arrangement Fee agreed between the Borrower and the Bank.

CLAUSE 4  PAYMENTS

4.01     PAYMENTS BY THE BORROWER

All payments due to be made by the Borrower pursuant to this Agreement shall be made in immediately available funds before 12 noon (London time) on the date on which payment is due in such manner as the Bank may from time to time direct.

4.02     PAYMENT DUE ON NON-BUSINESS DAY TO BE MADE ON NEXT BUSINESS DAY

If any sum becomes due for payment pursuant to this Agreement on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and interest and commitment fee shall be adjusted accordingly.

4.03     PAYMENTS TO BE CLEAR OF ALL TAXES

All sums payable by the Borrower pursuant to this Agreement shall be paid in full without set-off or counter-claim and free and clear of and without deduction of or withholding for or on account of any present or future taxes, duties or other charges wheresoever and howsoever arising and including, without limitation, any interest or penalties which may attach as a consequence of non-payment. If any such payment shall be subject to any such tax or if the Borrower shall be required by law to make any such deduction or withholding, the Borrower will pay such tax, will ensure that such payment, deduction or withholding will not exceed the minimum legal liability therefor and will simultaneously pay to the Bank such additional amounts as will result in the Bank receiving a net amount equal to the full amount which the Bank would have received had no such payment, deduction or withholding been required. If the Borrower shall make any such payment, deduction or withholding, the Borrower shall within 30 days thereafter forward to the Bank an official receipt or other official documentation evidencing such payment or the payment of such deduction or withholding.

4.04     CALCULATIONS

All sums which accrue pursuant to this Agreement by reference to the passage of time shall (a) accrue from day to day and (b) be calculated on the basis of actual days elapsed and a 365 day year.

4.05     RIGHT OF SET-OFF

The Borrower hereby. authorises the Bank, at any time and from time to time, without prior notice or demand, to debit to any of its existing or future accounts with the Bank at any of its branches anywhere all or any part of any sum due from it to the Bank hereunder. Nothing in this Agreement shall be construed as voiding, negating or restricting any right of set-off or any other right whatsoever in the Bank's favour existing or arising at common law, by statute or otherwise howsoever.

CLAUSE 5  REPRESENTATIONS AND WARRANTIES

5.01     The Borrower represents and warrants to the Bank that:

(1)      CORPORATE EXISTENCE AND POWER

Each of the Borrower and the Guarantor:

(a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation;

(b) has the power and authority and all governmental licenses, authorisations, consents and approvals to own its assets, carry on its business and execute, deliver, and perform its obligations (if any) under, this Agreement and the Guarantee;

(c) is duly qualified as a foreign corporation, and licensed and in good standing, under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification or license; and

(d)      is in compliance with all Requirements of Law;

except, in each case referred to in clause (C), to the extent that the failure to do so could not reasonably be expected to have a Material Adverse Effect.

(2)      CORPORATE AUTHORISATION; NO CONTRAVENTION

The execution, delivery and performance by the Borrower and the Guarantor of this Agreement, and the Guarantee have been duly authorised by all necessary corporate action, and do not and will not:

(a) contravene the terms of the Borrower's or the Guarantor's Memorandum or Articles of Association or equivalent constitutional documents;

(b) conflict with or result in any breach or contravention of, or the creation of any Encumbrance under, any agreement to which the Borrower or the Guarantor is a party or any order, injunction, writ or decree of any Governmental Authority to which the Borrower or the Guarantor or its Property is subject; or

(c)      violate any Requirement of Law.

(3)      GOVERNMENTAL AUTHORISATION

No approval, consent, exemption, authorisation, or other action by, or notice to, or filing with, any Governmental Authority is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the Borrower or the Guarantor of this Agreement or the Guarantee;

(4)      BINDING EFFECT

This Agreement and the Guarantee constitute the legal, valid and binding obligations of the Borrower or the Guarantor (as appropriate) enforceable against such Person in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

(5)      LITIGATION

Except as specifically disclosed in Schedule 5.05 of the Credit Agreement dated as of September 20, 1993 among Community Psychiatric Centre, Transitional Hospitals Corp. and the Bank (the "Credit Agreement"), there are no actions, suits, proceedings, claims or disputes pending, or to the best knowledge of the Borrower, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, against the Guarantor or the Borrower or any of their respective Properties which:

(a) purport to affect or pertain to this Agreement or the Guarantee or any of the transactions contemplated hereby or thereby; or

(b) if determined adversely to the Guarantor or the Borrower, would reasonably be expected to have a Material Adverse Effect. No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or other Governmental Authority purporting to enjoin or restrain the execution, delivery or performance of this Agreement or the Guarantee or directing that the transactions provided for herein or therein not be consummated as herein or therein provided.

(6)      NO DEFAULT

No Default or Event of Default exists or would result from the Borrower entering into the Agreement or the Guarantor entering into the Guarantee. None of the Borrower nor the Guarantor nor any of their respective Subsidiaries is in default under or with respect to any agreement to which it is a party in any respect which, individually or together with all such defaults, could reasonably be expected to have a Material Adverse Effect or that would, if such default had occurred after the date hereof, create an Event of Default under subsection 8.01(e).

(7)      TITLE TO PROPERTIES

The Borrower and the Guarantor have good record and marketable title in fee simple to, or valid leasehold interests in, all real Property necessary or used in the ordinary conduct of their respective businesses, except for such defects in title as could not, individually or in the aggregate, have a Material Adverse Effect. As of the date hereof, the Property of the Borrower and the Guarantor is subject to no Encumbrances, other than Permitted Encumbrances.

(8)      TAXES

The Borrower and the Guarantor have filed all tax returns and reports required to be filed, and have paid all taxes, assessments, fees and other governmental charges levied or imposed upon them or their Properties, income or assets otherwise due and payable, except those which are being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with Generally Accepted Accounting Principles. There is no proposed tax assessment against the Guarantor or any of its Subsidiaries which would, if the assessment were made, have a Material Adverse Effect.

(9)      FINANCIAL CONDITION

(a) The audited consolidated financial statements of financial condition of the Guarantor and its Subsidiaries dated November 30, 1992, and the related consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal year ended on that date and the audited profit and loss account and balance sheet of the Borrower for the year ended on that date:

         (i) were prepared in accordance with Generally Accepted Accounting Principles consistently applied throughout the period covered thereby, except as otherwise expressly noted therein;

         (ii) fairly present the financial condition of the Guarantor and its Subsidiaries and the Borrower respectively as of the date thereof and the results of operations for the period covered thereby; and

         (iii) show all material indebtedness and other liabilities, direct or contingent of the Guarantor and its consolidated Subsidiaries and the Borrower respectively as of the date thereof, including liabilities for taxes, material commitments and Contingent Obligations.

(b)      Since 28 February 1993, there has been no Material Adverse Effect.

(10)     ENVIRONMENTAL MATTERS

(a) The on-going operations of the Guarantor and each of its Subsidiaries (including the Borrower) comply in all respects with all Environmental Laws, except such non-compliance which would not (if enforced in accordance with applicable law) result in liability in excess of $500,000 (or its equivalent) in the aggregate.

(b) The Guarantor and the Borrower have obtained all licenses, permits, authorisations and registrations required under any Environmental Law ("Environmental Permits") and necessary for their respective ordinary business operations, all such Environmental Permits are valid and in full force and effect and the Guarantor and each of its Subsidiaries (including the Borrower) are in compliance with all material terms and conditions of such Environmental Permits.

(c) None of the Guarantor, the Borrower, any of their respective Subsidiaries or any of their respective present Property or operations, is subject to any outstanding written order from or agreement with any Governmental Authority, nor subject to any judicial or administrative proceeding with respect to any Environmental Law, Environmental Claim or Hazardous Material.

(d) There are no Hazardous Materials or other conditions or circumstances existing with respect to any Property, or arising from the business prior to the date hereof, of the Guarantor or any of its Subsidiaries (including the Borrower) that would reasonably be expected to give rise to Environmental Claims with a potential liability of the Guarantor and its Subsidiaries (including the Borrower) in excess of $1,000,000 (or its equivalent) in the aggregate. In addition, (i) neither the Guarantor, nor any of its Subsidiaries (including the Borrower) has any underground storage tanks (x) that are not properly registered or permitted under applicable Environmental Laws, or (y) that are leaking or disposing of Hazardous Materials off-site, and
         (ii) the Guarantor and each of its Subsidiaries (including the Borrower) have notified all of their employees of the existence, if any, of any health hazard arising from the conditions of their employment and have met all notification requirements under all Environmental Laws.

(11)     REGULATED ENTITIES

None of the Guarantor, any Person controlling the Guarantor, or any Subsidiary of the Guarantor, is (a) an "Investment Company" within the meaning of the Investment Company Act of 1940 of the USA; or (b) subject to regulation under the Public Utility Holding Company Act of 1935 of the USA, the Federal Power Act of the USA, the Interstate Commerce Act of the USA, any US state public utilities code, or any other U.S. Federal or state statute or regulation limiting its ability to incur Indebtedness.

(12)     NO BURDENSOME RESTRICTIONS

Neither the Guarantor nor the Borrower is a party to or bound by any agreement or subject to any restriction, or any Requirement of Law, which could reasonably be expected to have a Material Adverse Effect.

(13)     SOLVENCY

Neither the Guarantor on a consolidated basis nor the Borrower are insolvent as defined in Section 123 of the Insolvency Act 1986.

(14)     LABOUR RELATIONS

There are no significant strikes, lockouts or other labour disputes against the Guarantor or the Borrower or, to the best of their knowledge, threatened against or affecting the Guarantor or the Borrower, and no significant unfair labour practice complaint is pending against the Guarantor or the Borrower or, to the best of their knowledge, threatened against any of them before any Governmental Authority.

(15)     INTELLECTUAL PROPERTY

The Guarantor and the Borrower own or are licensed or otherwise have the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorisations and other rights that are reasonably necessary for the operation of their respective businesses, without conflict with the rights of any other Person. To the best knowledge of the Guarantor and the Borrower, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Guarantor or the Borrower infringes upon any rights held by any other Person:[except as specifically disclosed in Schedule 5.15 of the Credit Agreement, no claim or litigation regarding any of the foregoing is pending or threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or, to the knowledge of the Guarantor or the Borrower, proposed, which, in any case, could reasonably be expected to have a Material Adverse Effect.

(16)     SUBSIDIARIES

As of the date hereof, neither the Guarantor nor the Borrower have any Subsidiaries other than those specifically disclosed in part (a) of Schedule 3 hereto and have no equity investments in any other corporation or entity other than those specifically disclosed in part (b) of Schedule 3.

(17)     BROKER'S; TRANSACTION FEES

Neither the Guarantor nor any of its Subsidiaries (including the Borrower) have any obligation to any Person in respect of any finder's, broker's or investment banker's fee in connection with the transactions contemplated hereby.

(18)     INSURANCE

The Properties of the Guarantor and its Subsidiaries (including the Borrower) are insured with financially sound and reputable insurance companies not Affiliates of the Guarantor, in such amounts, with such deductibles and covering such risks as are customarily carried by companies engaged in similar businesses and owning similar Properties in localities where the Guarantor or such Subsidiary operates.

(19)     FULL DISCLOSURE

None of the representations or warranties made by the Borrower in this Agreement as of the date such representations and warranties are made or deemed made, and none of the statements contained in each exhibit, report, statement or certificate furnished by or on behalf of the Guarantor in connection with this Agreement (including the offering and disclosure materials delivered by or on behalf of the Borrower to the Bank prior to the date hereof), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.

5.02 The representations and warranties specified in Clause 5.01 shall be made as of the date hereof and deemed repeated on the date of each Notice of Advance and on the first day of each Interest Period with reference to the facts existing at that time.

CLAUSE 6  AFFIRMATIVE COVENANTS

The Borrower covenants and agrees that, so long as the Bank shall have any commitment hereunder, or any Advance or the Term Loan Drawing shall remain outstanding, unless the Bank otherwise agrees in writing:

6.01     FINANCIAL STATEMENTS

The Borrower shall deliver to the Bank in form and detail satisfactory to the
Bank:

(a) as soon as available, but not later than 120 days after the end of each financial year, a copy of the audited balance sheet of the Borrower as at the end of such year and the related profit and loss account for such year, setting forth in each case in comparative form the figures for the previous year, certified by an appropriate Responsible Officer as being materially complete and correct and fairly presenting, in accordance with Generally Accepted Accounting Principles, the financial position and the results of operations of the Borrower and accompanied by the opinion of the auditors of the Borrower which report shall state that such accounts present fairly the financial position for the periods indicated in conformity with Generally Accepted Accounting Principles applied on a basis consistent with prior years. Such opinion shall not be qualified or limited in any material way;

(b) as soon as available, but not later than 90 days after the end of each financial year, the annual financial projections (balance sheet, income statement and statement of cash flows) for the Borrower for the period up to and including the final Repayment Date.

6.02     CERTIFICATES; OTHER INFORMATION

The Borrower shall furnish to the Bank:

(a) concurrently with the delivery of the financial statements referred to in sub-clause 6.01(a) above, a certificate of the auditors of the Borrower reporting on such financial statements stating that in making the examination necessary therefor no knowledge was obtained of any Default or Event of Default, except as specified in such certificate;

(b) concurrently with the delivery of the financial statements referred to in sub-clause 6.01(a) a certificate of a Responsible Officer of the Borrower (i) stating that, to the best of such Responsible Officer's knowledge, the Borrower, during such period, has observed and performed all of its covenants and other agreements, and satisfied every condition contained in this Agreement to be observed, performed or satisfied by it, and that such Responsible Officer has obtained no knowledge of any Default or Event of Default except as specified (by applicable subsection reference) in such certificate, and (ii) showing in detail the calculations supporting such statement in respect of all financial covenants hereunder;

(c) promptly after they are sent, copies of all financial statements and reports which the Borrower sends to its shareholders; and promptly after they are filed, copies of all financial statements and regular, periodical or special reports which the Borrower may make to, or file with any Governmental Authority; and

(d) promptly, such additional business, financial, corporate affairs and other information as the Bank may from time to time reasonably request.

6.03     NOTICES

The Borrower shall promptly notify the Bank:

(a)      (i)   of the occurrence of any Default or Event of Default; or

         (ii) of the occurrence or existence of any event or circumstance that is reasonably likely to result in a violation of any covenant contained in clause 7 of this Agreement.

(b) of any material dispute, litigation, investigation, proceeding or suspension which may exist at any time between the Borrower, the Guarantor or any of its Subsidiaries and any Governmental Authority;

(c) of the commencement of, or any material development in, any litigation or proceeding affecting the Borrower or the Guarantor (i) in which the amount of damages claimed is $ 1,000,000 (or its equivalent in another currency or currencies) or more, (ii) in which injunctive or similar relief is sought and which, if adversely determined, would reasonably be expected to have a Material Adverse Effect, or (iii) in which the relief sought is an injunction or other stay of the performance of this Agreement or the Guarantee;

(d) upon, but in no event later than 10 days after, becoming aware of (i) any and all governmental or regulatory actions instituted, completed, or threatened against the Borrower or the Guarantor or any of their Property pursuant to any applicable Environmental Laws, (ii) all other material Environmental Claims, and (iii) any Environmental Claims relating to any real property adjoining or in the vicinity of any material Property of the Borrower or the Guarantor that can reasonably be anticipated to cause such Property or any part thereof to be subject to any restrictions on its ownership, occupancy, transferability or use under any Environmental Laws;

(g)      of any Material Adverse Effect subsequent to 28 February, 1993;

(h) of any change in accounting policies or financial reporting practices by the Guarantor or any of its Subsidiaries (including the Borrower); and

(i) of any labour controversy resulting in or threatening to result in any strike, work stoppage, boycott, shutdown or other labour disruption against or involving the Guarantor or any of its Subsidiaries (including the Borrower).

Each notice pursuant to this clause shall be accompanied by a written statement by a Responsible Officer of the Borrower setting forth details of the occurrence referred to therein, and stating what action the Borrower proposes to take with respect thereto and at what time. Each notice under sub-clause 6.03(a) shall describe in reasonable detail any and all clauses or provisions of this Agreement or the Guarantee that have been breached or violated.

6.04     PRESERVATION OF CORPORATE EXISTENCE, ETC

The Borrower shall:

(a) preserve and maintain in full force and effect its incorporation and good standing under English law;

(b) preserve and maintain in full force and effect all rights, privileges, qualifications, permits, licenses and franchises necessary or desirable in the ordinary course of the Borrower's business;

(c) use its reasonable efforts, in the ordinary course of business, to preserve its business organisation and preserve the goodwill and business of the customers, suppliers and others having material business relations with it; and

(d) preserve or renew all of its registered trademarks, trade names and service marks, the non-preservation of which could reasonably be expected to have a Material Adverse Effect.

6.05     MAINTENANCE OF PROPERTY

The Borrower shall maintain and preserve all its Property which is used or useful in its business in good working order and condition, ordinary wear and tear excepted, and make all necessary repairs thereto and renewals and replacements thereof except where the failure to do so could not reasonably be expected to have a Material Adverse Effect. The Borrower shall use the standard of care typical in the industry in the operation and maintenance of its facilities.

6.06     INSURANCE

The Borrower shall maintain with financially sound and reputable independent insurers, insurance with respect to its properties and businesses against loss or damage of the kinds customarily insured against by Persons engaged in the same or similar business, of such types and in such amounts as are customarily carried under similar circumstances by such other Persons; including workers' compensation insurance. Upon request of the Bank, the Borrower shall furnish the Bank, at reasonable intervals (but not more than once per calendar year) a certificate of a Responsible Officer of the Borrower (and, if requested by the Bank, any insurance broker of the Borrower) setting forth the nature and extent of all insurance maintained by the Borrower and its Subsidiaries in accordance with this Clause 6.06.

6.07     PAYMENT OF OBLIGATIONS

The Borrower shall pay and discharge as the same shall become due and payable, all their respective obligations and liabilities, including:

(a) all tax liabilities, assessments and governmental charges or levies upon it or its properties or assets, unless the same are being contested in good faith by appropriate proceedings and adequate reserves in accordance with Generally Accepted Accounting Principles are being maintained by the Borrower;

(b) all lawful claims which, if unpaid, would by law become an Encumbrance upon its Property; and

(c) all Indebtedness, as and when due and payable, but subject to any subordination provisions contained in any instrument or agreement evidencing such Indebtedness.

6.08     COMPLIANCE WITH LAWS

The Borrower shall comply in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business, except such as may be contested in good faith or as to which a bona fide dispute may exist.

6.09     INSPECTION OF PROPERTY AND BOOKS AND RECORDS

The Borrower shall maintain proper books of record and account, in which full, true and correct entries in conformity with Generally Accepted Accounting Principles consistently applied shall be made of all financial transactions and matters involving the assets and business of the Borrower. The Borrower shall permit representatives and independent contractors of the Bank to visit and inspect any of their respective Properties, to examine their respective corporate, financial and operating records, and make copies thereof or abstracts therefrom, and to discuss their respective affairs, finances and accounts with their respective directors, officers, and independent public accountants, all at the expense of the Borrower and at such reasonable times during normal business hours and as often as may be reasonably desired, upon reasonable advance notice to the Borrower; provided, however, when an Event of Default exists the Bank may do any of the foregoing at the expense of the Borrower at any time during normal business hours and without advance notice.

6.10     ENVIRONMENTAL LAWS

(a) The Borrower shall conduct its operations and keep and maintain its Properties in compliance with all Environmental Laws.

(b) Upon the written request of the Bank, the Borrower shall submit to the Bank, at the Borrower's sole cost and expense, at reasonable intervals, a report providing an update of the status of any environmental, health or safety compliance, hazard or liability issue identified in any notice or report required pursuant to sub-clause 6.03(d), that could, individually or in the aggregate, result in liability in excess of L100,000.

6.11     FURTHER ASSURANCES

(a) The Borrower shall ensure that all written information, exhibits and reports furnished to the Bank do not and will not contain any untrue statement of a material fact and do not and will not omit to state any material fact or any fact necessary to make the statements contained therein not misleading in light of the circumstances in which made, and will promptly disclose to the Bank and correct any defect or error that may be discovered therein or in the execution or acknowledgement thereof.

(b) Promptly upon request by the Bank, the Borrower shall do, execute, acknowledge, deliver, record, re-record, file, re-file, register and re-register, any and all such further acts as the Bank may reasonably require from time to time in order to carry out more effectively the purposes of this Agreement or the Guarantee.

CLAUSE 7  NEGATIVE COVENANTS

7.01 The Borrower hereby covenants and agrees that, so long as the Bank shall have any commitment hereunder, or any Advance or the Term Loan Drawing or any interest thereon shall remain unpaid or unsatisfied, unless the Bank otherwise agrees in writing:

(1)      LIMITATION ON ENCUMBRANCES

The Borrower shall not, and shall not suffer or permit any of its Subsidiaries to, directly or indirectly, make, create, incur, assume or permit to subsist any Encumbrance upon or with respect to any part of its Property, whether now owned or hereafter acquired, other than the following ("PERMITTED
ENCUMBRANCES"):

(a) any Encumbrance existing on the date hereof and set forth in Schedule 4 securing Indebtedness outstanding on such date;

(b)      any Encumbrance created under the Guarantee;

(c) Encumbrances for taxes, fees, assessments or other governmental charges which are not delinquent or remain payable without penalty;

(d) Encumbrances arising in the ordinary course of business which are not delinquent or remain payable without penalty or which are being contested in good faith and by appropriate proceedings, which proceedings have the effect of preventing the forfeiture or sale of the property subject thereto;

(e) Encumbrances consisting of pledges or deposits required in the ordinary course of business in connection with workers' compensation, unemployment insurance and other social security legislation;

(f) Encumbrances securing (i) the non-delinquent performance of bids, trade contracts (other than for borrowed money), leases or statutory obligations, (ii) contingent obligations on surety and appeal bonds, and (iii) other non-delinquent obligations of a like nature; in each case, incurred in the ordinary course of business, provided all such Encumbrances in the aggregate would not (even if enforced) cause a Material Adverse Effect;

(g) Encumbrances consisting of judgment or judicial attachment Encumbrances, provided that the enforcement of such Encumbrances is effectively stayed and all such Encumbrances in the aggregate at any time outstanding for the Borrower do not exceed 100,000 pounds sterling;

(h) easements, rights-of-way, restrictions and other similar encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the property subject thereto or interfere with the ordinary conduct of the businesses of the Borrower;

(i) Encumbrances on assets of companies which become Subsidiaries after the date of this Agreement, provided however that such Encumbrances existed at the time the respective companies became Subsidiaries and were not created in anticipation thereof,

(j) security interests existing on the date of this Agreement on any Property acquired or held by the Borrower in the ordinary course of business in favour of the seller thereof, securing Indebtedness incurred or assumed for the purpose of financing all or any part of the cost of acquiring such Property;

(k) Encumbrances securing Capital Lease Obligations on assets subject to such Capital Leases, provided that such Capital Leases are permitted under sub-clause 7.01(9);

(l) Encumbrances arising solely by virtue of any statutory or common law provision relating to banker's liens, rights of set-off or similar rights and remedies as to deposit accounts or other funds maintained with a creditor depository institution;

(m) Other Encumbrances in the ordinary course of business securing obligations not exceeding 100,000 pounds sterling in the aggregate securing Indebtedness permitted to be incurred pursuant to clause 7.01(5)(g).

(2)      DISPOSITION OF ASSETS

The Borrower shall not directly or indirectly, sell, assign, lease, convey, transfer or otherwise dispose of (whether in one or a series of transactions) any of its Property (including accounts and notes receivable, with or without recourse) or enter into any agreement to do any of the foregoing, except:

(a) dispositions of inventory, or used, worn-out or surplus equipment, all in the ordinary course of business;

(b) the sale of equipment to the extent that such equipment is exchanged for credit against the purchase price of replacement equipment, or the proceeds of such sale are reasonably promptly applied to the purchase price of such replacement equipment;

(c) dispositions for fall value of inventory or equipment by the Borrower to any of the Subsidiaries of the Guarantor pursuant to reasonable business requirements;

(d) dispositions of accounts receivable in the ordinary course of business on a nonrecourse basis;

(e)      sales for full value of surplus real property; and

(f) other dispositions of assets not exceeding 200,000 pounds sterling in the aggregate of gross book value of the assets so disposed in any financial year.

(3)      CONSOLIDATIONS AND MERGERS

The Borrower shall not merge, consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favour of any Person.

(4)   LOANS AND INVESTMENTS

The Borrower shall not purchase or acquire, or make any commitment to purchase or acquire, any share capital, equity interest, or any obligations or other securities of, or any interest in, any Person, or make or commit to make any Acquisitions, or make or commit to make any advance, loan, extension of credit or capital contribution to, or any other investment in, any Person including any Affiliate of the Guarantor, except for:

(a)      investments in Cash Equivalents;

(b) extensions of credit in the nature of accounts receivable or notes receivable arising from the sale or lease of goods or services in the ordinary course of business;

(c) extensions of credit by the Borrower to any of its wholly-owned Subsidiaries or by any of its wholly-owned Subsidiaries to another of its wholly-owned Subsidiaries;

(d) any transaction not exceeding two and one half percent (2-1/2%) of the amount of the Borrower's Current Assets; and

(e) loans to the Borrower's employees not exceeding 100,000 pounds sterling in the aggregate.

(5)      LIMITATION ON INDEBTEDNESS

The Borrower shall not create, incur, assume, suffer to exist, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except:

(a)      Indebtedness incurred pursuant to this Agreement;

(b) Indebtedness consisting of Contingent Obligations permitted pursuant to clause 7.01(7);

(c)      Indebtedness existing on the date hereof and set forth in Schedule 5;

(d) Indebtedness secured by Encumbrances permitted by clauses 7.01(l)(h)(i) and (j);

(e) Indebtedness incurred in connection with leases permitted pursuant to clause 7.01(10);

(f) Indebtedness in the ordinary course of business in connection with corporate credit cards;

(g) Indebtedness secured by Encumbrances permitted by Clause 7.01(l)(m) under terms that are not more restrictive than this Agreement and on which no principal payment shall be made prior to the final Repayment Date; and

(6)      TRANSACTIONS WITH AFFILIATES

The Borrower shall not enter into any transaction with any Subsidiary of the Guarantor except (a) as expressly permitted by this Agreement, or (b) in the ordinary course of business and pursuant to the reasonable requirements of the business of the Borrower in each case (a) and (b), upon fair and reasonable terms no less favourable to the Borrower than would obtain in a comparable arm's-length transaction with a Person not a Subsidiary of the Guarantor.

(7)      CONTINGENT OBLIGATIONS

The Borrower shall not create, incur, assume or suffer to exist any Contingent Obligations except:

(a) endorsements for collection or deposit in the ordinary course of business;

(b)      Rate Contracts entered into in the ordinary course of business;

(8)      JOINT VENTURES

The Borrower shall not enter into any Joint Venture, other than in the ordinary course of business.

(a)      LEASE OBLIGATIONS

The Borrower shall not create or suffer to exist any obligations for the payment of rent for any Property under lease or agreement to lease, except for:

(a)      leases of the Borrower in existence at the date hereof,

(b) Operating Leases entered into by the Borrower after the date hereof in the ordinary course of business;

(c) Capital Leases, entered into by the Borrower after the date hereof to finance the acquisition of equipment; provided that the aggregate annual rental payments for all such Capital Leases shall not exceed in any fiscal year 100,000 pounds sterling; and

(d) Capital Leases for real estate where the related obligations constitute Capital Expenditure.

7.11     RESTRICTED PAYMENTS

The Borrower shall not declare or make any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities on account of any class of its share capital, or purchase, redeem or otherwise acquire for value any of its share capital or any warrants, rights or options to acquire such shares, now or hereafter outstanding; except that the Borrower may:

(a) declare and make dividend payments or other distributions payable solely in its ordinary shares;

(b) purchase, redeem or otherwise acquire its ordinary shares or warrants or options to acquire any such shares with the proceeds received from the substantially concurrent issue of new shares of its ordinary share capital; and

(c) declare or pay cash dividends to its shareholders and purchase, redeem or otherwise acquire its share capital or warrants, rights or options to acquire any such shares for cash solely out of 25% of net income of the Borrower arising after the date hereof and computed on a cumulative basis, provided that, immediately after giving effect to such proposed action, no Default or Event of Default would exist.

7.12     LEVERAGE RATIO

The Company shall not permit its Leverage Ratio to be more than the applicable maximum amount set forth opposite such period below:

          Each Financial Quarter End During
          Each Fiscal Year Ending                             Ratio
          ---------------------------------                   ------
          November 30, 1993                                 1.50 to 1.00
          November 30, 1994                                 1.25 to 1.00
          November 30, 1995                                 1.00 to 1.00
          All times after November 30, 1995                 1.00 to 1.00

7.13      TANGIBLE NET WORTH

The Borrower shall not permit (as of the end of any fiscal quarter) its Tangible Net Worth to be less than 95% of its Tangible Net Worth as of the last financial quarter end prior to the date hereof plus 75% of the Borrower's net income (not to be reduced by losses) earned in each financial quarter plus
75% of the Net Issuance Proceeds since the date hereof.

7.14     CHANGE IN BUSINESS

The Borrower shall not engage in any material line of business substantially different from those lines of business carried on by it on the date hereof.

7.15     ACCOUNTING CHANGES

The Borrower shall not make any significant change in accounting treatment or reporting practices, except as required by Generally Accepted Accounting Principles, or change its fiscal year.

CLAUSE 8  EVENTS OF DEFAULT

8.01     EVENT OF DEFAULT

Any of the following shall constitute an "EVENT OF DEFAULT":

(a) NON-PAYMENT. The Borrower fails to pay, (i) when and as required to be paid herein, any amount of principal payable hereunder, or (ii) within two days after the same shall become due, any interest, fee or any other amount payable hereunder; or

(b) REPRESENTATION OR WARRANTY. Any representation or warranty by the Borrower made or deemed made herein or which is contained in any certificate, document or financial or other statement by the Borrower or its Responsible Officers furnished at any time under this Agreement shall prove to have been incorrect in any material respect on or as of the date made or deemed made; or

(c) SPECIFIC DEFAULTS. The Borrower fails to perform or observe any term, covenant or agreement contained in Clauses 6.01, 6.02, 6.03 and 6.09 or Clause 7; or

(d) OTHER DEFAULTS. The Borrower fails to perform or observe any other term or covenant contained in this Agreement and such default shall continue unremedied for a period of 20 days after the earlier of (i) the date upon which a Responsible Officer of the Borrower knew or should have known of such failure or (ii) the date upon which written notice thereof is given to the Borrower by the Bank; or

(e) CROSS-DEFAULT. The Borrower or the Guarantor or any of its Subsidiaries (i) fails to make any payment in respect of any Indebtedness or Contingent Obligation having an aggregate principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than $1,000,000 (or its equivalent) when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise) and such failure continues after the applicable grace or notice period, if any, specified in the document relating thereto on the date of such failure; or (ii) fails to perform or observe any other condition or covenant, or any other event shall occur or condition exist, under any agreement or instrument relating to any such Indebtedness or Contingent Obligation, and such failure continues after the applicable grace or notice period, if any, specified in the document relating thereto on the date of such failure if the effect of such failure, event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause such Indebtedness to be declared to be due and payable prior to its stated maturity, or such Contingent Obligation to become payable or cash collateral in respect thereof to be demanded; or

(f) INSOLVENCY; VOLUNTARY PROCEEDINGS. The Borrower or the Guarantor or any of its Subsidiaries (i) becomes insolvent as defined in Section 123 of the Insolvency Act 1986, or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any, whether at stated maturity or otherwise; (ii) voluntarily ceases to conduct its business in the ordinary course; (iii) commences any Insolvency Proceeding with respect to itself, or (iv) takes any action to effectuate or authorise any of the foregoing; or

(g) INSOLVENCY: INVOLUNTARY PROCEEDINGS. (i) Any involuntary Insolvency Proceeding is commenced or filed against the Borrower or the Guarantor or any of its Subsidiaries, or any writ, judgment, warrant of attachment, execution or similar process, is issued or levied against a substantial part of the Borrower's or the Guarantor's or any of its Subsidiaries' Properties, and any such proceeding or petition shall not be dismissed, or such writ, judgment, warrant of attachment, execution or similar process shall not be released, vacated or fully bonded within 60 days after commencement, filing or levy; (ii) the Borrower or the Guarantor or any of its Subsidiaries admits the material allegations of a petition against it in any Insolvency Proceeding, or an order for relief is ordered in any Insolvency Proceeding; or (iii) the Borrower or the Guarantor or any of its Subsidiaries acquiesces in the appointment of a receiver, administrative receiver, administrator, trustee, custodian, conservator, liquidator, mortgagee in possession (or agent therefor), or other similar Person for itself or a substantial portion of its Property or business; or

(i) MONETARY JUDGMENTS. One or more final judgments, orders or decrees shall be entered against the Borrower or the Guarantor or any of its Subsidiaries involving in aggregate a liability (not fully covered by independent third-party insurance) as to any single or related series of transactions, incidents or conditions, of $1,000,000 (or its equivalent) or more, and the same shall remain unsatisfied, unvacated and unstayed pending appeal for a period of 30 days after the entry thereof, or

(j) NON-MONETARY JUDGMENTS. Any non-monetary judgment, order or decree shall be rendered against the Borrower or the Guarantor which does or would reasonably be expected to have a Material Adverse Effect, and there shall be any period of 10 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

(k) LOSS OF LICENSES. Any Governmental Authority shall finally revoke or fail to renew any material license, permit or franchise of the Borrower or the Guarantor or either of them shall for any reason lose any material license, permit or franchise or the Borrower or the Guarantor or any of its Subsidiaries shall suffer the imposition of any restraining order, escrow, suspension or impound of funds in connection with any proceeding (judicial or administrative) with respect to any material license, permit or franchise; or

(l)      ADVERSE CHANGE.  There shall occur a Material Adverse Effect; or

(m) GUARANTOR DEFAULTS. The Guarantor shall fail in any material respect to perform or observe any term, covenant or agreement in the Guarantee; or the Guarantee shall for any reason be in material part (including with respect to future advances) or wholly revoked or invalidated, or otherwise cease to be in full force and effect, or the Guarantor or any other Person shall contest in any manner the validity or enforceability thereof or deny that it has any further liability or obligation thereunder.

8.02     REMEDIES

If any Event of Default occurs and is not remedied during any applicable grace period, the Bank may:

(a) terminate the commitments of the Bank to make Advances or the Term Loan Drawing available, whereupon such commitment shall forthwith be terminated;

(b) declare the unpaid principal amount of all outstanding Advances or the Term Loan Drawing, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder to be immediately due and payable; without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Borrower; and

(c) exercise all rights and remedies available to it under this Agreement or applicable law;

PROVIDED, HOWEVER, that upon the occurrence of any event specified in paragraph
(f) or (g) of clause 8.01 (in the case of clause (i) of paragraph (g) upon the expiration of the 60-day period mentioned therein), the obligation of the Bank to make Advances or the Term Loan Drawing shall automatically terminate and the unpaid principal amount of all Advances or the Term Loan Drawing, and all interest and other amounts shall automatically become due and payable without further act of the Bank.

8.03     DEFAULT INTEREST AND INDEMNITY

(A) If default is made in the payment of any sum due under this Agreement interest shall accrue on the amount in respect of which such default has been made from the date of default until payment calculated (after as well as before judgment) at the rate of two percent (2%) per annum above the cost to the Bank of obtaining such funds from such sources and for such periods as the Bank may in its absolute discretion and from time to time decide and will be due and payable at the end of each such period.

(B) Without prejudice to paragraph (A) above but taking into) account any payments of interest made thereunder, the Borrower will reimburse to the Bank all amounts as the Bank may specify to be necessary to compensate it for all costs, expenses, liabilities and losses (including, but not limited to, any loss of any anticipated receipt of interest in respect of any sum repaid by the Borrower for the remainder (if any) of the then current Interest Period applicable thereto and all losses incurred in liquidating or re-employing deposits from third parties acquired to effect or maintain any outstanding Advance or the Term Loan Drawing or any part or parts thereof) sustained or incurred by it howsoever as a result of any prepayment of the Loan made other than in accordance with Clause 3.03, of the occurrence of an Event of Default and/or of the declaration of each outstanding Advance or the Term Loan Drawing to be immediately due and payable pursuant to Clause 8.01 and/or of the timing of any payment made by the Borrower under this Agreement following the occurrence of an Event of Default and/or of any failure by the Borrower to pay any sum expressed to be due under this Agreement on the due date therefor and/or of the occurrence of a Default which, by reason of paragraph (A) (ii) of Clause 3.01, causes an Advance not to be made in accordance with the Notice of Advance served in respect thereof.

(C) The certificate of the Bank as to the amount of such costs, expenses, liabilities and losses as are mentioned in sub-paragraph (B) above or any such cost as is mentioned in sub-paragraph (A) above shall, save in the case of any manifest error, be conclusive and binding on the Borrower.

CLAUSE 9  EXPENSES

The Borrower shall reimburse to the Bank on demand all expenses (including, but not limited to, legal fees and expenses and any value added tax and any stamp or other similar duties or taxes and any court, registration or recording fees in any applicable jurisdiction) incurred by the Bank in connection with the negotiation, preparation and signature of this Agreement and the Appendices hereto and in preserving, maintaining, protecting, perfecting or enforcing or seeking to preserve, maintain, protect, perfect or enforce any of its rights under this Agreement.

CLAUSE 10 CHANGE5 IN CIRCUMSTANCES

10.01    UNLAWFUL FOR THE BANK TO FUND OR MAINTAIN ITS OBLIGATIONS

If, by reason of any applicable present or future law or regulation or regulatory requirement (whether of the United States of America, any State therein, England or elsewhere) or the interpretation or application thereof or any change therein or judicial decision relating thereto, it shall be unlawful or otherwise prohibited for the Bank to maintain or give effect to any of its obligations as contemplated by this Agreement, then the Bank may despatch a notice to the Borrower cancelling the Facility whereupon the Facility shall be cancelled and no further Advance may be made and the Borrower shall forthwith prepay each outstanding Advance or the Term Loan Drawing to the Bank together with any accrued interest and commitment fee and all other sums expressed to be payable by the Borrower to the Bank pursuant to this Agreement.

10.02    ADDITIONAL COSTS

If the Bank shall at any time be of the opinion that the effect of any applicable present or future law, regulation or regulatory requirement (whether of the United States of America, any State therein, England or elsewhere) or the interpretation or application thereof or any change therein or any judicial decision relating thereto or of complying with any applicable present or future direction, request or requirement (whether or not having the force of law) of any central bank or any governmental, monetary or other authority is to increase the cost to the Bank of making the Facility available or maintaining any Advance or the Term Loan Drawing, to reduce the amount of any payment received or receivable by the Bank from the Borrower pursuant to this Agreement, to oblige the Bank to make any payment on, or calculated by reference to, the amount of any sum received or receivable by it from the Borrower pursuant to this Agreement, to reduce the rate of return on its capital resources which it would have been able to achieve but for the Bank entering into and/or performing its obligations hereunder, or to oblige the Bank to forgo any interest or other return on or in relation to the Facility or otherwise in connection with this Agreement, in any case by an amount which the Bank deems material, then and in any such case (the Bank being under no obligation to mitigate the effect of any such increase or reduction or the amount of any such payment or forgone return):-

(a)      the Bank shall notify the Borrower;

(b) the Borrower shall from time to time pay to the Bank on demand such amounts as the Bank may specify to be necessary to compensate the Bank for such increase, reduction, payment or forgone return; and

(c) the Borrower shall be at liberty at any time after receipt of any such notice, so long as the circumstances giving rise to such increase, reduction, payment or forgone return continue, to give not less than fifteen days irrevocable notice of cancellation to the Bank and upon the expiry of such notice the Facility shall be cancelled and no further Advance shall be made and the Borrower shall forthwith prepay each outstanding Advance or the Term Loan Drawing to the Bank together with any accrued interest and commitment fee and all other sums expressed to be payable by the Borrower to the Bank pursuant to this Agreement.

Provided that nothing in this Clause shall apply to any deduction or withholding contemplated by or referred to in Clause 4.03, to any reserve or deposit requirement to which Appendix B applies or to any tax on the Bank's overall net income imposed in the United States of America or England.

10.03   EFFECT OF CANCELLATION UNDER CLAUSE 10.01 OR CLAUSE 10.02

Where the Facility is to be cancelled and/or each Advance or the Term Loan Drawing is to be prepaid pursuant to Clause 10.01 or Clause 10.02 the Borrower will reimburse to the Bank all amounts as the Bank may specify to be necessary to compensate it for all costs, expenses liabilities and losses (including, but not limited to, any loss of any anticipated receipt of interest in respect of any sum repaid by the Borrower for the remainder (if any) of the then current Interest Period applicable thereto and all losses incurred in liquidating or re-employing deposits from third parties acquired to effect or maintain any Advance or the Term Loan Drawing or any part or parts thereof) sustained or incurred by it howsoever as a result of such cancellation and/or prepayment.

10.04    CERTIFICATE OF THE BANK CONCLUSIVE

The certificate of the Bank as to any of the matters referred to in any of the foregoing provisions of this Clause shall, save for any manifest error, be conclusive and binding.

CLAUSE 11 ASSIGNMENT

11.01    ASSIGNMENT BY THE BANK

The Bank may at any time and from time to time without the consent of the Borrower assign, grant a participation in, transfer or otherwise dispose of or deal with all or any part of its rights and benefits under this Agreement to any one or more banks or other financial institutions (an "Assignee"). For this purpose the Bank may disclose to a potential or actual Assignee such credit and other information relating to the Borrower and the Guarantor and their respective conditions as the Borrower and/or the Guarantor shall have made available to the Bank or as shall be known to the Bank otherwise howsoever.

11.02    ASSIGNMENT BY THE BORROWER

The Borrower may not assign or transfer or otherwise dispose of or deal with all or any of its rights, benefits and/or obligations under this Agreement.

11.03    "BANK" TO INCLUDE SUCCESSORS and ASSIGNS

The expression "Bank" wherever used in this Agreement shall include every Assignee of the Bank and every successor in title of any such Assignee or of the Bank.

CLAUSE 12 MISCELLANEOUS

12.01    NOTICES

(A) Any notice, demand or other communication given or sent to the Bank or the Borrower in connection with this Agreement shall be given in writing or by cable, telex or facsimile transmission addressed to the Bank at 1 Alie Street, London El 8DE (telex number 888412, fax number 071 634 4707) or, as the case may be, to the Borrower at Priory Lane, London SW15 5JJ (fax number 081 878 8491) or at such other address (or telex or fax number) as may be, notified by the Bank or the Borrower to the other from time to time for that purpose.

(B) Except where actual receipt is expressly required by the provisions of this Agreement, any notice, demand or other communication sent to the Borrower or the Bank as provided in this Clause 12.01 shall be deemed to have been given, if sent by post, two week days after the time when the same was put into the post in the United Kingdom and in providing delivery it shall be sufficient to prove that the same was properly addressed and put in the post. Any such notice, demand or other communication sent by cable, telex or facsimile transmission shall be deemed to have been given at the time of despatch.

12.02    REMEDIES AND WAIVERS

No delay or omission of the Bank in exercising any right, power privilege or remedy in respect of this Agreement shall impair such right, power, privilege or remedy or be construed as a waiver thereof nor shall any single or partial exercise of any such right, power, privilege or remedy preclude any further exercise thereof or the exercise of any other right, power, privilege or remedy. The rights, powers, privileges and remedies herein provided are cumulative and not exclusive of any rights, powers, privileges or remedies provided by law.

12.03    LAW

This Agreement shall be governed by and construed in accordance with English law and it is irrevocably agreed for the exclusive benefit of the Bank that the courts of England are to have jurisdiction to settle any disputes which may arise out of or in connection with this Agreement and that accordingly any suit, action or proceeding arising out of or in connection with this Agreement (in this Clause referred to as "Proceedings") may be brought in such courts. Nothing in this Clause shall limit the right of the Bank to take Proceedings against the Borrower in any other court of competent jurisdiction, nor shall the taking of Proceedings in one or more jurisdictions preclude the taking of Proceedings in any other jurisdiction, whether concurrently or not.

12.04    DISCLOSURE

In addition to any disclosure as may be permitted under Clause 11.01, the Bank is hereby authorised to disclose any information whatsoever in relation to the Borrower or this Agreement if required to do so by any law or regulation or by any request or requirement (whether or not having the force of law) of any central bank, governmental, monetary or other authority.

12.05    CLAUSES, SECTIONS, HEADINGS AND APPENDICES

The headings to Clauses and Sections in this Agreement are inserted for convenience only and shall be ignored when construing this Agreement. Unless otherwise specified, all references in this Agreement to Clauses, Sections and Appendices are to Clauses, Sections and Appendices of this Agreement.

Signed by the duly authorised representatives of the parties hereto the day and year first above written.

The Borrower:


PRIORY HOSPITALS GROUP LIMITED

By:    /s/  D. A. WAKEFIELD
    -------------------------------
               Chairman



The Bank:
- - ---------

BANK OF AMERICA NATIONAL TRUST AND SAVINGS ASSOCIATION

By:      /s/  T. ISDALIN
    -------------------------------
             Vice President

                                   SCHEDULE I
                                   ----------

                               NOTICE OF ADVANCE


To:- The Bank

Advance No. [                       ]  [                   , 19   ].


                            REVOLVING TERM FACILITY

In the maximum aggregate principal amount of 10,000,000 pounds sterling made available pursuant to a Loan Agreement dated December, 1993 (the "Loan Agreement").

We refer to the Loan Agreement and hereby:-

(1)      give you irrevocable notice that we wish an Advance to be made to us
         under the Loan Agreement of (      pounds sterling) on          , 19
.

(2)      request that the proceeds of such Advance be made available to us on
         such date by payment to account no.[          ] in the name of
         [                  ] at [               ] [in our favour];

(3) confirm that the borrowing to be effected by such Advance has been validly authorised by appropriate corporate and other action, that no Default or Event of Default has occurred, that the representations and warranties contained in Clause 5 of the Loan Agreement, if repeated at the date hereof by reference to the facts subsisting at the date hereof, would be true and accurate and that the covenants contained in Clauses 6 and 7 of the Loan Agreement have been complied with as at the date hereof provided that the reference in Clause 5 to 30 November 1992 shall, for the purposes of the confirmation contained in this paragraph be to [latest year end]; and

(4) select (subject to the provisions of Clause 3.01(B) of the Loan Agreement) a period of [ ] month[s] as the period applicable to such Advance.

Expressions defined in the Loan Agreement have the same meanings when used in this Notice of Advance.

                              For and on behalf of
                         Priory Hospitals Group Limited

                                   SCHEDULE 2

                              Additional Interest


The additional interest (if any) payable on each Interest Payment Date pursuant to Clause 3.04(C) will be calculated by the Bank as follows:-

1. In this Appendix the following expressions shall have the following meanings:-

         (a) "Additional Rate" means, in relation to any Interest Payment Period, the additional percentage rate per annum calculated by the Bank at the end of such Interest Payment Period in accordance with paragraph 3 below.

         (b) "Cost Determination Day" means the first Business Day of each week and any day on which there is a change in the value of "A!' or "R" or "S" as defined in paragraph 2 below.

         (c) "eligible bank" and "eligible liabilities" shall have the meanings assigned to them by the Bank of England from time to time.

         (d)     "Interest Payment Period" means:-

                 (i) in relation to any Interest Period having a duration of 3 months or less - that Interest Period; and

                 (ii) in relation to any Interest Period having a duration of more than 3 months - each successive period ending on each Interest Payment Date within such Interest Period.

2. On each Cost Determination Day falling within the Interest Payment Period ending on the relevant Interest Payment Date a rate of interest shall be calculated by reference to the following formula:-

                 Rate of interest     =     AC + R (C-D) + S (C-T)
                 (expressed as a                 100 - (A+S)
                 percentage)

where: A = the percentage of eligible liabilities which the Bank is required to maintain as non-operational non-interest bearing deposits with the Bank of England as at the close of business on such Cost Determination Day.

                 C = the average interest rate (expressed as a percentage per annum) at which one week fixed sterling deposits are offered to the Bank in the ordinary course of business in the London interbank market at the Bank's request at or about 11.00 a.m. on such Cost Determination Day.

                 R = the percentage of eligible liabilities which the Bank is required, in order to qualify as an eligible bank, to maintain on average on deposit with members of the London Discount Market Association, money-brokers and gilt-edged jobbers as at the close of business on such Cost Determination Day.

                 D = the lower of C and the average interest rate (expressed as a percentage per annum) for one week callable sterling deposits offered to the Bank in the ordinary course of business by members of the London Discount Market Association at the Bank's request at or about 11.00 a.m. on such Cost Determination Day.

                 S = the percentage of eligible liabilities which the Bank is required to maintain as special deposits with the Bank of England as at the close of business on such Cost Determination Day.

                 T = the lower of C and the interest rate (expressed as a percentage per annum) being paid by the Bank of England on special deposits placed with it by the Bank as at the close of business on such Cost Determination Day.

3. At the end of the relevant Interest Payment Period the rates of interest calculated on each Cost Determination Day failing within such Interest Payment Period will be averaged to three decimal places to produce the average rate applicable over the whole of such Interest Payment Period. Such average rate shall be the Additional Rate applicable to such Interest Payment Period, unless, in its sole and absolute discretion, the Bank shall agree that such Additional Rate shall be taken as zero.

4. Interest on the Advance or the Term Loan Drawing to which the relevant Interest Payment Period relates at the Additional Rate determined as aforesaid shall (i) accrue from (and including) the first day to (but excluding) the last day of the relevant Interest Payment Period and
         (ii) be paid in arrears on the relevant Interest Payment Date as additional interest pursuant to Clause 3.04(C).

                                   SCHEDULE 3
                                   ----------

                     COMMUNITY PSYCHIATRIC CENTERS ("CPC")
                    AND PRIORY HOSPITALS GROUP LTD. ("PHG")
               WHOLLY OWNED SUBSIDIARIES AND EQUITY INVESTMENTS


(i)      SUBSIDIARIES OF CPC
         -------------------

CORPORATION
- - -----------

Belmedco
C.P.C. of Louisiana
CPC Investment Corp.
CPC Laboratories, Inc.
CPC Pharmacy, Inc.
CPC Properties of Arkansas, Inc.
CPC Properties of Illinois, Inc.
CPC Properties of Indiana, Inc.
CPC Properties of Kansas, Inc.
CPC Properties of Louisiana, Inc.
CPC Properties of Mississippi, Inc.
CPC Properties of Missouri, Inc.
CPC Properties of North Carolina, Inc.
CPC Properties of Wisconsin, Inc.
CPC of Georgia, Inc.
CalProp I, Inc.
CalProp II, Inc.
Community Psychiatric Centers
Community Psychiatric Centers Properties
  Incorporated
Community Psychiatric Centers Properties
  of Oklahoma, Inc.
Community Psychiatric Centers Properties
  of Texas, Inc.
Community Psychiatric Centers Properties
  of Utah, Inc.
Community Psychiatric Centers
  of Arkansas, Inc.
Community Psychiatric Centers
  of California
Community Psychiatric Centers
  of Florida, Inc.
Community Psychiatric Centers
  of Idaho, Inc.
Community Psychiatric Centers
  of Indiana, Inc.
Community Psychiatric Centers
  of Kansas, Inc.
Community Psychiatric Centers
  of Mississippi, Inc.

Community Psychiatric Centers
  of Missouri, Inc.
Community Psychiatric Centers
  of North Carolina, Inc.
Community Psychiatric Centers
  of Oklahoma, Inc.
Community Psychiatric Centers
  of Oregon, Inc.
Community Psychiatric Centers
  of Puerto Rico, Inc.
Community Psychiatric Centers
  of Texas, Inc.
Community Psychiatric Centers
  of Utah, Inc.
Community Psychiatric Centers
  of Wisconsin
Peachtree-Parkwood Hospital, Inc.
P.P.P., Inc.
Psychiatric Hospitals Consultants
Florida Hospital Properties, Inc.
Old Orchard Hospital, Inc.
Cottonwood Hill, Inc.
Counterpoint Center of Old Orchard, Inc.
Miami Valley Community Centers, Inc.
Community Psychiatric Centres Limited
CPC (Londinium) Limited
Priory Hospitals Group
Harvard Medical Ltd

Transitional Hospitals Corporation
Transitional Hospitals Corporation
  of Indiana, Inc.
Transitional Hospitals Corporation
  of Louisiana, Inc.
Transitional Hospitals Corporation
  of Massachusetts
Transitional Hospitals Corporation
  of Nevada, Inc.
Transitional Hospitals Corporation
  of North Carolina, Inc.
Transitional Hospitals Corporation
  of Tampa, Inc.
Transitional Hospitals Corporation
  of Texas, Inc.
Transitional Hospitals Corporation
  of Wisconsin, Inc.

(a)(ii)  SUBSIDIARIES OF PHG
         -------------------

Regency Park Limited
Jacques Hall Foundation Limited


(b)(i)   EQUITY INVESTMENTS OF CPC
         -------------------------

Welcam 80 Venture
Camino Station Investors
Leeds JV
Michael A Bell Agency (Germany)


(b)(ii)  EQUITY INVESTMENTS OF PHG
         -------------------------

Harvard Medical Limited                  20% owned by PHG
Fulford Grange Medical Centre Limited    50% owned by PHG
Pinnacle Counselling Limited             35% owned by PHG
Interpres Medical Limited                60% owned by PHG

                                   SCHEDULE 4
                                   ----------

                             EXISTING ENCUMBRANCES
                             ---------------------


1. Debenture granted by Fulford Grange Medical Centre Limited in favour of Goldsborough Limited dated 7 May 1993.

2. Debenture granted by Fulford Grange Medical Centre Limited in favour of the Borrower dated 7 May 1993.

                                   SCHEDULE 5
                                   ----------

                             EXISTING INDEBTEDNESS
                             ---------------------


1. 1,000,000 Pounds sterling Overdraft facility with Midland Bank PLC dated 26 August 1993 and accepted by the Borrower on 1 September 1993.





Legal\CDRS\Priory
- - -----------------