Form 10-K/A
period 1993-11-30
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1994-03-30
CIK 22764

                                   FORM 10-K/A

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                       AMENDMENT TO APPLICATION OR REPORT
                  FILED PURSUANT TO SECTION 12, 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                          COMMUNITY PSYCHIATRIC CENTERS
- -------------------------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 1
                         TO REPORT ON FORM 10-K FOR THE
                       FISCAL YEAR ENDED NOVEMBER 30, 1993

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended November 30, 1993, as set forth in the pages attached hereto:

     ITEM  1.  Business
     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
     ITEM  8.  Financial Statements and Supplementary Data
     ITEM 10.  Directors and Executive Officers of the Registrant
     ITEM 11.  Executive Compensation
     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management
     ITEM 13.  Certain Relationships and Related Transactions
     ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     These items amend certain information previously provided, provide the information required by Part III and amend an exhibit previously filed.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMMUNITY PSYCHIATRIC CENTERS


                                   By:               STEVEN S. WEIS
                                      -------------------------------------
                                                   STEVEN S. WEIS
                                             CHIEF FINANCIAL OFFICER

Dated: March 29, 1994
                          EXHIBIT INDEX IS ON PAGE 11.
                                                                    Page 1 of 19

                                     PART I

ITEM 1.  BUSINESS

REGULATION AND REIMBURSEMENT

     The following sections of Item 1 are amended to provide in their entirety as follows:

HEALTH CARE REFORM

     The Clinton Administration has proposed legislation, known as the Health Security Act of 1993, which has been introduced in Congress and is designed to reform the United States health care system. The Health Security Act proposes a major restructuring of the United States health care system, including (i) providing universal access to health care, and (ii) implementing measures to control or reduce the rate of increase of public and private spending on health care. Alternative federal health care reform legislation is being considered by Congress, including a single payor system, managed competition proposals, expansion of Medicare and various more incremental approaches. Considerable discussion of these initiatives is expected prior to any congressional enactment and implementation. In addition, some states have enacted and others are considering health care reform legislation. The Company cannot predict the ultimate form or timing of enacted legislation, if any, or its effect on the Company, and no assurance can be given that any such legislation will not have a material adverse effect on the Company's business and results of operations.

REIMBURSEMENT LIMITATIONS AND COST-CONTAINMENT

     Regardless of the outcome of the proposed health care reform bills, there will likely continue to be vigorous efforts to effectuate cost savings in the Medicare program. These efforts could include a change in the reimbursement of the Company's long-term critical care hospitals to the DRG method. In fact, the conference report accompanying the 1993 OBRA urged prompt completion of a study of methods to subject hospitals such as THC's to PPS, from which they are currently exempt. Even if cost-based reimbursement for the THC facilities continues, additional reimbursement limits may be imposed. Such cost-containment initiatives may vary substantially from the proposed structural reforms discussed above and may impact the Company more quickly and directly. See "Business--Regulation and Reimbursement." Similar changes in reimbursement of psychiatric services could also adversely impact the Company's business and results of operations. Conversely, there is also potential for a positive effect on the Company's psychiatric operations in the event that Congress, as a part of any health care reform legislation, mandates mental health benefits for all Americans.

RELATIONSHIPS WITH PHYSICIANS AND OTHER PROVIDERS--ANTI-KICKBACK LAWS

     The Company is subject to federal and state laws that regulate its relationships with physicians and other providers of health care services. These laws include the Medicare and Medicaid anti-kickback statute, under which criminal penalties can be imposed upon persons who pay or receive any remuneration in return for referrals of patients for items or services reimbursed under the Medicare, Medicaid or certain state health care programs. Violation of this law also results in civil penalties. Civil penalties range from monetary fines that may be levied on a per violation basis to temporary or permanent exclusion from these programs. The Company is also subject to state and federal laws prohibiting false claims.

     The Office of Inspector General of HHS and the courts have broadly construed the anti-kickback statute. "Safe harbor" regulations promulgated by HHS define a narrow range of practices that will be exempted from prosecution or other enforcement action under this statute. To the extent that any purpose of an offer to pay or payment is deemed to be for the purpose of inducing referrals and such offer or payment does not satisfy all the criteria for a safe harbor, it could be found to violate the anti-kickback statute. Similarly, the state anti-kickback laws, which vary from state to state, are often very broad and vague. These federal and state laws have only infrequently been interpreted by courts or regulatory agencies; given their breadth and the dearth of court rulings dealing with businesses like the Company's, there can be no assurance that the Company's arrangements with its providers will not be challenged.

     OBRA contains provisions prohibiting physicians having a financial relationship with another provider from making referrals for Medicare reimbursement to that provider for certain additional "designated health services" to be rendered to patients of the physician by such a provider. These services include radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment and supplies; prosthetics, orthotics and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. In addition, if such a financial relationship exists, the provider is prohibited from billing for or receiving reimbursement on account of such referral. These provisions take effect
January 1, 1995.

     Numerous exceptions are allowed under OBRA for financial arrangements that would otherwise trigger the referral prohibitions. These provide, under certain conditions, exceptions for relationships involving rental of office space and equipment, employment relationships, personal service arrangements, payments unrelated to designated services, physician recruitment, and certain isolated transactions. HHS has not yet issued regulations, and there can be no assurance that these provisions will be interpreted in a manner consistent with the practices of the Company. The Company believes it is in compliance with these provisions.


                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FISCAL YEAR 1993 COMPARED TO FISCAL YEAR 1992

     The table presented in this section of Item 7 is amended to indicate that all amounts are "in thousands" and to provide Pro Forma Net Operating Revenues for 1993 of $326,990.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The table presented in Note 6 of the Notes to Consolidated Financial Statements is amended to provide Other Long-Term Debt as of November 30, 1993 of $862.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS

     The following information is furnished with respect to each nominee and the continuing Directors.



                                                             DIRECTOR
                             OCCUPATION AND               CONTINUOUSLY   TERM
    NAME*               AGE  BUSINESS EXPERIENCE               SINCE    EXPIRES
    -----               ---  -------------------               -----    -------
NOMINEES:
Richard L. Conte.....    40  Chairman of the Board               1991      1994
                             of Directors since
                             May 21, 1992 and Chief
                             Executive Officer
                             since April 13, 1992;
                             President 1991-1992;
                             Chief Financial Officer
                             1989-1991; Executive Vice
                             President--Dialysis,
                             European and Home Health
                             Division 1985-1989; General
                             Counsel 1980-1990.

Dana L. Shires, M.D....  61  Physician in private practice        1989    1994
                             since 1961 specializing in
                             nephrology; Chairman, Chief
                             Executive Officer and President
                             of LifeLink Foundation, a
                             not-for-profit corporation.

Robert L. Thomas......   69  Retired since 1993; Consultant,      1993    1994
                             1992-1993 and Executive Director,
                             1977-1992, National Association of
                             Private Psychiatric Hospitals, a
                             nonprofit entity.

CONTINUING DIRECTORS:

David L. Dennis......... 45  Managing Director, Investment        1991    1996
                             Banking,  Donaldson, Lufkin
                             & Jenrette Securities
                             Corporation, responsible
                             for that corporation's health
                             care and media industry financing
                             on the West Coast since 1989.

Hartly Fleischmann.....  66  Attorney since 1952, member of       1972    1995
                             Fleischmann & Fleischmann, San
                             Francisco, California, engaged
                             in the general practice of law;
                             counsel to the Company since 1971.

Jack H. Lindheimer, M.D. 63  Corporate Medical Director since     1983    1995
                             1991; Medical Director, CPC Alhambra
                             Hospital since 1970; physician in
                             private practice since 1960,
                             specializing in psychiatry.

Stephen J. Powers....... 44  President and Founder, Cronus        1991    1996
                             Partners, Inc. a private investment
                             banking firm specializing in
                             mergers, acquisitions, corporate
                             reorganizations  and general
                             corporate finance since 1988.

David A. Wakefield...... 47  Chairman, Priory Hospitals Group     1992    1996
                             since 1993; Executive Vice President
                             since 1992, responsible for hospital
                             operations and development in the
                             United Kingdom and Europe; Senior
                             Vice President-- United Kingdom
                             and European Division 1988-1992.

- -------------
* Loren B. Shook resigned as a Director of the Company effective October 7, 1993. See "Settlement with Loren B. Shook."

INFORMATION CONCERNING EXECUTIVE OFFICERS

     The following table lists and provides biographical data about the executive officers of the Company.


                                                     PERIOD OF SERVICE AND
     NAME*           AGE          TITLE                BUSINESS EXPERIENCE
     -----           ---          -----              ---------------------
Richard L. Conte.... 40   Chairman of the     Appointed April 13, 1992;
                          Board and Chief     President 1991-1992; Chief
                          Executive Officer   Financial Officer 1989-1991;
                                              Executive Vice
                                              President---Dialysis, European
                                              and Home Health Division
                                              1985-1989; General Counsel
                                              1980-1990.

James R. Laughlin... 47   Executive Vice      Appointed Executive Vice President
                          President of the    1993; Appointed President--
                          Company and         Transitional Hospitals Corporation
                          President--         1992; President, The Phoenix
                          Transitional        Group, health care consultants
                          Hospitals           1991-1992; Executive Vice
                          Corporation         President, Development and
                                              Administrative Services, Charter
                                              Medical Corporation 1987-1990.

Kay E. Seim ........  47  Executive Vice      Appointed March 1994; Executive
                          President and       Vice President--U.S. Psychiatric
                          President--U.S.     Operations 1993; Executive Vice
                          Psychiatric         President--West Coast Hospitals
                          Operations          1992; Senior Vice President and
                                              Chief Operating Officer, Ramsay
                                              Health Care, Inc. 1991-1992; Vice
                                              President--Northwest Region of
                                              the Company 1986-1991.

Steven S. Weis ..... 51   Executive Vice      Appointed 1991; President, The CFO
                                              President and Chief GROUP,
                                              Corporate Financial Financial
                                              Officer Management Services
                                              1989-1991.

David A. Wakefield..  47  Executive Vice      Appointed 1992; Senior Vice
                          President           President---United Kingdom and
                                              European Division 1988-1992.

Geoffrey J. Deutsch.  35   Executive Vice      Appointed 1993; Senior Vice
                           President--         President--Marketing 1992; Vice
                           Marketing           President--Marketing and Vice
                           and Client          President--Contracting 1991;
                           Services            Senior Director--Sales, Charter
                                               Medical Corporation 1990-1991;
                                               National Program Consultant,
                                               Intracorp/Cigna 1987-1990.

Ronald L. Ooley .... 48   Executive Vice      Appointed 1993; Senior Vice
                          President--         President--Human Resources 1992;
                          Administration      Vice President--Human Resources,
                                              The Phoenix Group 1991-1992;
                                              consultant, Core Management
                                              Resources, a benefits consulting
                                              company, 1990-1991; Senior Vice
                                              President--Human Resources,
                                              Charter Medical Corporation, 1988-
                                              1990.

Julia Kopta ........  44  Executive Vice      Appointed 1993; Chairperson, Care
                          President--         Visions Corporation 1987-1993.
                          Corporate Planning
                          and Development

________________
* Loren B. Shook resigned as President and Chief Operating Officer effective October 7, 1993. See "Settlement with Loren B. Shook."


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the outstanding shares of the Company's common stock, to file with the Securities and Exchange Commission and the New York and Pacific Stock Exchanges initial reports of ownership and reports of changes in ownership of such stock. SEC regulations establish specific due dates for these reports. The Company is required to disclose in this proxy statement any failure to file a report for the 1993 fiscal year on a timely basis.

     To the Company's knowledge, based solely upon review of the copies of such reports furnished to it, during the fiscal year ended November 30, 1993 all
Section 16(a) filing requirements applicable to its executive officers and directors were complied with, except Dr. Lindheimer filed a late report of the disposition of 8,200 shares.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table shows the cash compensation paid by the Company, as well as certain other compensation paid or accrued, (i) to the Chief Executive Officer for his service in all executive capacities during 1992, the fiscal year in which he was appointed chief executive officer and during the fiscal year ending November 30, 1993; (ii) to each of the other four most highly compensated executive officers who were serving as executive officers on November 30, 1993, in all executive capacities in which they served during the fiscal years ending November 30, 1991, 1992 and 1993 and (iii) to a former executive officer who would have been included in (ii) but for the fact that he was not serving as an executive officer on November 30, 1993, in all executive capacities in which he served during the fiscal years ending November 30, 1991, 1992 and 1993:



                                                     SUMMARY COMPENSATION TABLE
                                                                                      Long Term
                                                                                      Compensation
                                                      Annual Compensation               Awards
                                                      -------------------             ------------
                                                                                 Securities     All
       Name and                                                                  Underlying     Other
       Principal                                                                 Options/       Compen-
       Position                          Year        Salary($)     Bonus($)      SARs(#)        sation
       ---------                         ----        ---------     --------      ----------     -------
     Richard L. Conte,                   1993        550,000       412,500        550,000(7)    223,844(8)
     Chief Executive                     1992        456,246       150,000          50,000       31,469(9)
     Officer(1)

     James R. Laughlin,                  1993        275,000       275,000         115,000
     Executive Vice President of         1992        181,850                       100,000
     the Company and
     President--Transitional
     Hospitals Corporation(2)

     Steven S. Weis,                     1993        243,577        50,000         115,000
     Executive Vice                      1992        219,950        25,000         100,000
     President and Chief
     Financial Officer(3)

     Kay E. Seim, Executive              1993        222,807        50,000         115,000
     Vice President and                  1992         89,154        20,000         100,000
     President--U.S. Psychiatric
     Operations(4)

     Ronald L. Ooley,                    1993        161,003       123,750          85,000
     Executive Vice President--          1992         37,500
     Administration(5)

     Loren B. Shook(6)                   1993        376,557                       230,000(7)   468,016(10)
                                         1992        379,250        50,000          50,000       28,500(9)
                                         1991        300,000                                     28,500(9)

(1)  Mr. Conte was appointed Chief Executive Officer on April 13, 1992.
(2) Prior to his appointment as an executive, Mr. Laughlin received compensation as a consultant to the Company.
(3)  Mr. Weis joined the Company as an executive on December 15, 1991.
(4)  Ms. Seim rejoined the Company as an executive on June 29, 1992.
(5)  Mr. Ooley was appointed as an executive on September 1, 1992.
(6) Mr. Shook resigned as President and Chief Operating Officer effective October 7, 1993. See "Settlement with Loren B. Shook."
(7) Includes options for 166,328 and 137,500 shares for Messrs. Conte and Shook, respectively, which were repriced on January 29, 1993 in exchange for their forfeiture of options for 332,656 and 275,000 shares, respectively. See "Option/SAR Grants in Last Fiscal Year."
(8) Includes $56,528 in life insurance premiums paid by the Company on behalf of Mr. Conte (see "Employment Contracts") and $167,316 deferred compensation (see "Employment Contracts--Retirement Benefits").
(9) Deferred compensation accrued for Messrs. Conte and Shook. See "Employment Contracts--Retirement Benefits."
(10) Paid in connection with the resignation of Mr. Shook. An additional $308,078 was paid in fiscal 1994 to Mr. Shook in connection with his resignation. See "Settlement with Loren B. Shook."

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

  The following table contains information concerning the grant of stock options and tandem limited stock appreciation rights ("SARs") under the Company's 1989 Stock Incentive Plan to the named executives during the fiscal year ended November 30, 1993:



                                                Option/SAR Grants in Last Fiscal Year
                                                -------------------------------------
                                                                                          Potential
                                                                                    Realizable Value at
                                                                                       Assumed Annual
                                                                                    Rates of Stock Price
                                                                                         Appreciation
                                             Individual Grants                         for Option Term
- ------------------------------------------------------------------------------      -----------------------
                           Number of         % of Total
                           Securities        Options/
                           Underlying        SARs
                           Options/          Granted to    Exercise
                           SARs              Employees     or Base     Expira-
                           Granted           in Fiscal     Price       tion
     Name                  (#)1              Year          ($/Sh)      Date          5% ($)         10% ($)
     ----                  ----------        ----------    ------      -------       ------         --------
     Richard L. Conte       400,000(2)       15.13          10.88        1/29/03      2,735,692      6,932,780
                             50,000           1.89           9.50        5/20/03        298,725        757,028
                            100,000(3)        3.78          29.50        5/20/03        392,810(6)   1,072,470(6)

     James R. Laughlin       10,000            .38          10.88        1/29/03         68,392        173,319
                             30,000           1.13           9.50        5/20/03        179,235        454,217
                             75,000(3)        2.84          29.50        5/20/03        294,608(6)     804,352(6)

     Steven S. Weis          10,000            .38          10.88        1/29/03         68,392        173,319
                             30,000           1.13           9.50        5/20/03        179,235        454,217
                             75,000(3)        2.84          29.50        5/20/03        294,608(6)     804,352(6)

     Kay E. Seim             10,000            .38          10.88        1/29/03         68,392        173,319
                             30,000           1.13           9.50        5/20/03        179,235        454,217
                             75,000(3)        2.84          29.50        5/20/03        294,608(6)     804,352(6)

     Ronald L. Ooley         25,000            .94          10.88        1/29/03        170,980        433,299
                             20,000            .76           9.50        5/20/03        119,490        302,811
                             40,000(3)        1.51          29.50        5/20/03        157,124(6)     428,988(6)

     Loren B. Shook         200,000(2)        7.56          10.88        2/28/94(4)   1,367,846      3,466,390
                             30,000(3)        1.13           9.50        10/7/93(5)     179,235        454,217

- ------------------
(1) Except as disclosed in footnotes 2 and 3, all options vest 20% on the date of grant and on the first day of each of the following four fiscal years.
(2) Includes options for 166,328 and 137,500 shares for Messrs. Conte and Shook, respectively, vested immediately upon grant which were repriced in exchange for their forfeiture of options for 332,656 and 275,000 shares, respectively, which had an average exercise price of $29.54 for Mr. Conte and $26.81 for Mr. Shook.
(3) A special one-time grant of premium priced nonqualified options ("Converging Options") were granted on May 20, 1993, at an exercise price of $29.50, which is $20.00 above the closing price of the Company's common stock on the New York Stock Exchange on that date. For each year during which the Company meets specific targets or increases total return to shareholders, the exercise price will decrease by $5.00 until the exercise price and the market price of the Company's common stock converge. The exercise price will be fixed at the market price on the date of convergence, and the Converging Options will then vest. Thus, the market price must improve above the convergence price before any gain can be realized. If convergence does not occur during the first five years after the grant of the Converging Options, the Converging Options will be cancelled.
(4)  See "Settlement with Loren B. Shook."
(5) The 30,000 options granted to Mr. Shook on May 20, 1993 were not vested at the time of his termination. See "Settlement with Loren B. Shook."
(6) The potential realizable values of the Converging Options are based on the assumption that the Company meets specific targets so that the exercise price of the Converging Options is reduced by $20 ($5 a year over four years) and converge with the market price of the Company's common stock at
     (i) $11.55, assuming 5% annual appreciation of the Company's common stock, and (ii) $13.90, assuming 10% annual appreciation of the Company's common stock.


OPTION/SAR HOLDINGS

  The following table sets forth the number of shares of Common Stock subject to outstanding stock options held by each of the named executives as of the end of the fiscal year ended November 30, 1993. The closing price of the Company's common stock on the New York Stock Exchange on November 30, 1993 was $12.75.



             Aggregated Option/SAR Exercises in Last Fiscal Year and
                        Fiscal Year-End Option/SAR Values


                                                         Number of Securities Underlying      Value of Unexercised,
                            Shares                      Unexercised Options/SARs            In-The-Money Options/SARs
                         Acquired on    Value                At Fiscal Year End              At Fiscal Year End($)(4)
  Name                   Exercise (#)   Realized($)(1)  Exercisable (2)  Unexercisable(3)  Exercisable  Unexercisable
  ----                   -----------    --------------  ---------------  ----------------  -----------  -------------
Richard L. Conte              0               0           273,062            326,938         431,991        480,509
James R. Laughlin             0               0            48,000            167,000          98,250        205,500
Steven S. Weis                0               0            48,000            167,000          23,250         93,000
Kay E. Seim                   0               0            48,000            167,000          98,250        205,500
Ronald L. Ooley               0               0             9,000             76,000          22,375         89,500
Loren B. Shook          105,000         248,125            95,000(5)               0          84,375              0

(1) Represents the difference between the market value of the underlying securities at exercise minus the exercise or base price.
(2) Includes options for 50,000 shares for Messrs. Conte and Shook and 40,000 shares for Mr. Weis which were not "in the money" as of November 30, 1993.
(3) Includes Converging Options for 100,000 shares for Mr. Conte, 75,000 shares for Messrs. Laughlin, Weis and Ms. Seim and 40,000 shares for Mr. Ooley, which were not "in the money" as of November 30, 1993.
(4) Represents the difference between the closing price of the Company's common stock on November 30, 1993 as reported on the New York Stock Exchange and the exercise price of options that were "in the money" as of that date.
(5) Mr. Shook exercised all of these options during fiscal 1994, realizing a gain of $203,750. See "Settlement with Loren B. Shook."


EMPLOYMENT CONTRACTS

  EMPLOYMENT CONTRACTS. The Company has entered into an employment contract with Mr. Conte, which provides (i) for the last seven months of fiscal 1992, an annual salary of $550,000; (ii) an initial employment term ending November 30, 1996 and automatically extending for an additional year on each December 1 of the employment term; (iii) noncompetition, nondisclosure and nonsolicitation covenants; and (iv) payment by the Company of the cost of a life insurance policy for Mr. Conte with a death benefit of not less than $5,000,000. If employment terminates because of Mr. Conte's permanent disability as defined in the contract or if Mr. Conte terminates employment because of a breach of the contract by the Company or within one (1) year after a "change in control" of the Company as defined in the contract, he would be entitled to receive termination payments equal to his salary through the November 30 following the fourth anniversary of such termination and all other compensation and benefits due under the contract and his "Supplemental Retirement Agreement" (see "Retirement Benefits"); and in the case of termination because of a breach by the Company or a "change in control," after such termination, Mr. Conte also would not be bound by the noncompetition, nondisclosure and nonsolicitation covenants. In any event, upon a "change in control," all options, contingent bonuses and similar deferred benefits held by Mr. Conte shall vest and become exercisable. Effective December 1, 1993, the annual salary for Mr. Conte was increased to $750,000.

  The Company also has entered into employment contracts with Mr. Weis and Ms. Seim which expire November 30, 1994 and July 1, 1995, respectively, and which automatically renew for additional one-year periods. For fiscal 1992, these contracts originally provided for annual salaries of $225,000 for Mr. Weis and $200,000 for Ms. Seim and were increased to $250,000 and $225,000, respectively, for fiscal 1993. Effective December 1, 1993, the annual salaries for Mr. Weis and Ms. Seim were increased to $275,000 and $300,000, respectively. Each contract contains noncompetition, nondisclosure and nonsolicitation covenants. If the executive terminates employment within ninety (90) days after a "change in control" of the Company as defined in the agreements, these executives would be entitled to receive termination payments equal to two years' salary and would not be bound by the noncompetition, nondisclosure and nonsolicitation covenants after such termination.

  RETIREMENT BENEFITS. In addition to his employment agreement, Mr. Conte, as of June 1, 1988, entered into a Supplemental Retirement Agreement with the Company pursuant to which he will become vested at the rate of 10% per year in deferred benefits equal to 9 1/2% of his compensation each year plus any amount by which the Company's authorized contributions for him to its profit sharing or any other employee benefit plan cannot be allocated to his account in the plan because the contribution exceeds limits imposed by the Internal Revenue Code of 1986 as amended. Interest will be credited annually to this accrued amount at a rate to be specified from time to time by the Company but at not less than 6% per annum. Distributions of the retirement benefits will be made in 20 equal annual installments commencing 60 days after the later of the executive's 55th birthday or the termination of his employment. During fiscal 1993, the Board of Directors authorized vesting of Mr. Conte's deferred benefits at the rate of 100%, which resulted in $167,316 accrued on behalf of Mr. Conte for that year. See "Summary Compensation Table."

  Mr. Shook had a Supplemental Retirement Agreement with the Company. The Company has paid Mr. Shook $258,505, which is 100% of the amount accrued on his behalf, including the amount that would have been credited on June 1, 1994. See "Settlement with Loren B. Shook."

SETTLEMENT WITH LOREN B. SHOOK

  Loren B. Shook resigned as President, Chief Operating Officer and a Director of the Company effective October 7, 1993. Mr. Shook and the Company have entered into an agreement which settles the rights and obligations of Mr. Shook and the Company under his employment contract. Mr. Shook has released the Company from any obligations under his employment contract or otherwise and remains subject to certain nondisclosure and nonsolicitation covenants. The Company has paid Mr. Shook an aggregate of $776,094, consisting of $517,589 severance pay and $258,505 in discharge of its deferred compensation obligations to him, including the amount that would have been credited on June 1, 1994. The Company will continue to provide Mr. Shook with certain personal benefits through November 30, 1994. In addition, the Company amended Mr. Shook's residential loan agreement to reflect a loan maturity date of September 30, 1998 and annual increases in the interest rate of such loan. On February 24, 1994, Mr. Shook paid the entire principal balance of such loan, plus interest accrued to that date. See "Indebtedness of Management--Residential Loans." The Company also extended until February 28, 1994 the expiration date for options to purchase 150,000 and 50,000 shares of the Company's common stock at an exercise price of $10.875 and $14.625 per share, respectively, which options were vested to Mr. Shook at the time his employment terminated. Nonvested options held by Mr. Shook terminated October 7, 1993. Mr. Shook exercised all vested options prior to February 28, 1994.

REMUNERATION OF DIRECTORS

  During fiscal 1993 those directors who were not employed by the Company received a fee of $3,000 for each Board meeting and $1,000 for each Committee meeting attended, plus travel expenses, if any, and they will receive the same compensation for 1994. Officers of the Company who serve as directors receive only reimbursement of expenses, if any, incurred in attending meetings. Pursuant to the Company's 1989 Stock Incentive Plan, annual automatic grants of options on 5,000 shares have been and will be made to each nonemployee director on January 26 of each year, the first of such grants having been made on January 26, 1989.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Messrs. Powers, Dennis and Thomas and Dr. Shires have served on the Company's Compensation Committee during the last fiscal year. Mr. Powers is the president and founder of Cronus Partners, Inc., a private investment banking firm. During the past fiscal year, the Company retained Cronus Partners, Inc. to provide consulting services. See "Certain Business Relationships."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following tables show the beneficial ownership of the Company's common stock, $1.00 par value, by all directors, executive officers and others.

BENEFICIAL OWNERSHIP OF MANAGEMENT


                                 AMOUNT AND NATURE OF
                                 BENEFICIAL OWNERSHIP    PERCENT OF
        NAME                       AS OF 2/28/94(1)       CLASS(2)
        ----                     --------------------    ------------
  Richard L. Conte                      215,799
  David L. Dennis                        15,000
  Hartly Fleischmann                     36,665
  James R. Laughlin                      82,000
  Jack H. Lindheimer                     35,000
  Ronald L. Ooley                        22,000
  Stephen J. Powers                      15,000
  Kay E. Seim                            36,544
  Dana L. Shires                         33,250
  Robert L. Thomas                       10,000
  David A. Wakefield                     83,007
  Steven S. Weis                         82,000

  All directors and executive           707,265              1.5%
  officers as a group (14 persons)

_____________
(1) Includes shares subject to options granted under the Company's 1989 Stock Incentive Plan which are presently exercisable or which will become exercisable on or before April 29, 1993, as follows: Mr. Conte, 189,797; Mr. Wakefield, 81,882; Ms. Seim, 36,500; Dr. Lindheimer, 35,000; Mr. Fleischmann, 30,765; Dr. Shires, 25,000; Messrs. Dennis and Powers, 15,000; Mr. Thomas, 10,000; Mr. Ooley, 22,000; Messrs. Laughlin and Weis, 82,000; and the group, 662,944. Also includes shares held in trust, for which an above listed person acts as trustee.
(2) In all cases except the group, the holdings represent less than 1% of the outstanding shares of common stock.

OTHER BENEFICIAL OWNERSHIP


                                AMOUNT AND NATURE OF
  NAME AND ADDRESS(1)          BENEFICIAL OWNERSHIP(1)   PERCENT OF CLASS
  -------------------          -----------------------   ----------------
  Invesco M.I.M. PLC                5,666,437(2)            13.2%
  11 Devonshire Square
  London, EC 2M 4YR
  England

  Nicholas Company, Inc.            2,166,000(3)             5.0%
  700 North Water Street
  Milwaukee, Wisconsin  53202

_______________
(1) Information based on Schedule 13D dated December 31, 1993, filed by the named owner.
(2) Shared voting power and shared investment power with respect to all such shares.
(3) Sole voting power and shared investment power with respect to all such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN BUSINESS RELATIONSHIPS

  Fleischmann & Fleischmann, of which Mr. Fleischmann is a general partner, was paid $232,520 for legal services rendered to the Company and its subsidiary, Transitional Hospitals Corporation, during fiscal 1993. Also during fiscal 1993, Cronus Partners, Inc., of which Mr. Powers is the president and founder, provided consulting services to the Company. The compensation paid to Cronus Partners, Inc. was not material to that entity or to the Company and does not affect the independence of Mr. Powers. The Company believes that the terms and conditions of its relationships with Cronus Partners, Inc. and Fleischmann & Fleischmann are as favorable as those that could have been obtained from a third party.

INDEBTEDNESS OF MANAGEMENT

  OPTION LOANS. The Company's 1989 Stock Incentive Plan authorizes the Board of Directors to extend credit to enable optionees to exercise their options. The Board has discretion from time to time to change the terms of such credit. The past policy and practice of the Board has been to require payment of one-third of the option price in cash with the balance payable within the earlier of ten years of the date of exercise or twelve years of the date of grant. The resulting obligations are evidenced by full recourse promissory notes with interest at a rate established by the Board, payable annually, and are secured by a pledge of the stock so purchased. The Company also makes unsecured loans on the same terms to optionees to enable them to pay income taxes due on exercise of options granted thereunder which do not qualify as incentive stock options.

  RESIDENCE LOANS. The Company has loaned $300,000 each to Messrs. Conte and Weis, $299,646 to Ms. Seim and $90,000 to Mr. Deutsch, in each case at 5% interest, to enable these officers to acquire residences in close proximity to their principal business offices. The loans, which are secured by the residences, originally mature in three years and provide for additional three-year extensions while employment continues. The loans are paid in monthly installments based on a 30-year amortization. The Company had loaned $300,000 to Mr. Shook on the same terms outlined above. On February 24, 1994, Mr. Shook paid the entire principal balance of such loan, plus accrued interest. See "Settlement with Loren B. Shook."

  SCHEDULE OF INDEBTEDNESS. All of the loans described herein are accelerated and become immediately due and payable on termination of employment. The following table shows, as to each director or executive officer whose indebtedness exceeded $60,000, the largest aggregate amount of such indebtedness during fiscal year 1993 and the balance due the Company as of February 28, 1994.


                                        Largest          Balance
                                       Aggregate        Due as of
                                     Indebtedness    February 28, 1994
                                     ------------    -----------------
  Richard L. Conte                     $298,547          $294,040
  Jack H. Lindheimer                     97,020               -0-
  Steven S. Weis                        299,278           293,664
  Geoffrey J. Deutsch                    90,000               -0-
  Kay E. Seim                           299,646           298,590
  Loren B. Shook                        240,945               -0-

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) FINANCIAL STATEMENTS. The financial statements filed in response to Item 8 are amended as follows:

    The table presented in Note 6 of the Notes to Consolidated Financial Statements is amended to provide Other Long-Term Debt as of November 30, 1993 of $862.

       EXHIBITS.

    10.1 Employment Contract between Registrant and Richard L. Conte dated as of May 1, 1992, which is a Company plan or arrangement required to be filed as an exhibit pursuant to Item 14(a).

  (b) Reports on Form 8-K filed in the fourth quarter of fiscal 1992: Not applicable.
  (c)  The following exhibit is amended as filed herewith, beginning on page 12:

    10.1 Employment Contract between Registrant and Richard L. Conte dated as of May 1, 1992.