Form 10-K/A
period 1993-11-30
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1994-04-14
CIK 22764

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

                                 AMENDMENT NO. 2
                         TO REPORT ON FORM 10-K FOR THE
                       FISCAL YEAR ENDED NOVEMBER 30, 1993

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the fiscal year ended November 30, 1993, as set forth in the pages attached hereto:

     ITEM 10.  Directors and Executive Officers of the Registrant
     ITEM 11.  Executive Compensation
     ITEM 12. Security Ownership of Certain Beneficial Owners and Management These items amend certain information previously provided.
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   COMMUNITY PSYCHIATRIC CENTERS


                                   By:         /s/ STEVEN S. WEIS
                                       -----------------------------------------
                                                   STEVEN S. WEIS
                                             CHIEF FINANCIAL OFFICER

Dated: April 13, 1994

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

     The table presented under the caption "Information Concerning Executive Officers" in this section of Item 10 is amended to include Jack H. Lindheimer, M.D., age 62, as an executive officer of the company. Dr. Lindheimer was appointed Corporate Medical Director in 1991. He was the Medical Director of CPC Alhambra Hospital from 1970 to 1992 and has been a physician in private practice, specializing in psychiatry, since 1960.


ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
     The Summary Compensation Table is amended in its entirety as follows:


                                   SUMMARY COMPENSATION TABLE


                                                                          Long Term
                                                                        Compensation
                                              Annual Compensation          Awards
                                              -------------------       ------------
                                                                           Securities     All
     Name and                                                              Underlying     Other
     Principal                                                             Options/       Compen-
     Position                      Year      Salary ($)     Bonus ($)      SARs (#)       sation
     --------                      ----      ----------     ---------      --------       ------------

     Richard L. Conte,             1993      550,000        412,500        550,000(7)     223,844(8)
     Chief Executive               1992      456,246        150,000         50,000         31,469(9)
     Officer(1)

     James R. Laughlin,            1993      275,000        275,000        115,000
     Executive Vice President of   1992      181,850                       100,000
     the Company and
     President---Transitional
     Hospitals Corporation(2)

     Steven S. Weis,               1993      243,577         50,000        115,000
     Executive Vice                1992      219,950         25,000        100,000
     President and Chief
     Financial Officer(3)

     Kay E. Seim, Executive        1993      222,807         50,000        115,000
     Vice President and            1992       89,154         20,000        100,000
     President--U.S. Psychiatric
     Operations(4)

     Ronald L. Ooley,              1993      161,003        123,750         85,000
     Executive Vice President--    1992       37,500
     Administration(5)

     Loren B. Shook(6)             1993      376,557                       200,000(7)     468,016(10)
                                   1992      379,250         50,000         50,000         28,500(9)
                                   1991      300,000                                       28,500(9)

____________________

(1)  Mr. Conte was appointed Chief Executive Officer on April 13, 1992.
(2) Prior to his appointment as an executive in May 1992, Mr. Laughlin received compensation as a consultant to the Company.
(3)  Mr. Weis joined the Company as an executive on December 15, 1991.
(4)  Ms. Seim rejoined the Company as an executive on June 29, 1992.
(5)  Mr. Ooley was appointed as an executive officer on September 1, 1992.
(6) Mr. Shook resigned as President and Chief Operating Officer effective October 7, 1993. See "Settlement with Loren B. Shook."

                                             Footnotes continued next page . . .

                                                                          2 of 4


Footnotes to Summary Compensation Table (continued)

(7) Includes options on 166,328 and 137,500 shares for Messrs. Conte and Shook, respectively, which were repriced on January 29, 1993 in exchange for their forfeiture of options on 332,656 and 275,000 shares, respectively. See "Option/SAR Grants in Last Fiscal Year," "Report on Repricing of Options/SARs" and related table. This repricing was disclosed in the Compensation Committee Report on Executive Compensation in the Company's previous Proxy Statement dated April 20, 1993.
(8) Includes $56,528 in life insurance premiums paid by the Company on behalf of Mr. Conte (see "Employment Contracts") and $167,316 deferred compensation (see "Employment Contracts--Retirement Benefits").
(9) Deferred compensation accrued for Messrs. Conte and Shook. See "Employment Contracts--Retirement Benefits."
(10) Paid in connection with the resignation of Mr. Shook. An additional $308,078 was paid in fiscal 1994 to Mr. Shook in connection with his resignation. See "Settlement with Loren B. Shook."


STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
     The "Option/SAR Grants in Last Fiscal Year" table is amended in its entirety as follows:

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                  Potential
                                                                                             Realizable Value at
                                                                                               Assumed Annual
                                                                                            Rates of Stock Price
                                                                                                Appreciation
                              Individual Grants                                                   for Option Term
- ---------------------------------------------------------------------                       ---------------------
                              Number of         % of Total
                              Securities        Options/
                              Underlying        SARs
                              Options/          Granted to  Exercise
                              SARs              Employees   or Base         Expira-
                              Granted           in Fiscal   Price           tion
Name                            (#)(1)          Year        ($/Sh)          Date            5% ($)         10% ($)
- ----                          ---------         ---------   -------         ------       ------------     --------
Richard L. Conte              400,000(2)        15.13       10.88           1/29/03       2,735,692      6,932,780
                               50,000            1.89        9.50           5/20/03         298,725        757,028
                              100,000(3)         3.78       29.50           5/20/03         392,810(5)   1,072,470(5)
James R. Laughlin              10,000             .38       10.88           1/29/03          68,392        173,319
                               30,000            1.13        9.50           5/20/03         179,235        454,217
                               75,000(3)         2.84       29.50           5/20/03         294,608(5)     804,352(5)
Steven S. Weis                 10,000             .38       10.88           1/29/03          68,392        173,319
                               30,000            1.13        9.50           5/20/03         179,235        454,217
                               75,000(3)         2.84       29.50           5/20/03         294,608(5)     804,352(5)
Kay E. Seim                    10,000             .38       10.88           1/29/03          68,392        173,319
                               30,000            1.13        9.50           5/20/03         179,235        454,217
                               75,000(3)         2.84       29.50           5/20/03         294,608(5)     804,352(5)
Ronald L. Ooley                25,000             .94       10.88           1/29/03         170,980        433,299
                               20,000             .76        9.50           5/20/03         119,490        302,811
                               40,000(3)         1.51       29.50           5/20/03         157,124(5)     428,988(5)
Loren B. Shook                200,000(2)         7.56       10.88           2/28/94(4)    1,367,846      3,466,390


____________________
(1) Except as disclosed in footnotes 2 and 3, all options vest 20% on the date of grant and on the first day of each of the following four fiscal years.
(2) Includes options on 166,328 and 137,500 shares for Messrs. Conte and Shook, respectively, vested immediately upon grant which were repriced in exchange for their forfeiture of options on 332,656 and 275,000 shares, respectively, which had an average exercise price of $25.94 for Mr. Conte and $26.81 for Mr. Shook. The granting of these repriced options was disclosed in the Compensation Committee Report on Executive Compensation in the Company's previous Proxy Statement dated April 20, 1993.
(3) A special one-time grant of premium priced nonqualified options ("Converging Options") were granted on May 20, 1993, at an exercise price of $29.50, which is $20.00 above the closing price of the Company's common stock on the New York Stock Exchange on that date. For each year during which the Company meets specific targets or increases total return to shareholders, the exercise price will decrease by $5.00 until the exercise price and the market price of the Company's common stock converge. The exercise price will be fixed at the market

                                             Footnotes continued next page . . .

                                                                          3 of 4


Footnotes to Option/SAR Grants in Last Fiscal Year Table (continued)

     price on the date of convergence, and the Converging Options will then vest. Thus, the market price must improve above the convergence price before any gain can be realized. If convergence does not occur during the first five years after the grant of the Converging Options, the Converging Options will be cancelled. The intention to grant these Converging Options also was disclosed in the Compensation Committee Report on Executive Compensation in the Company's previous Proxy Statement dated April 20, 1993.
(4)  See "Settlement with Loren B. Shook."
(5) The potential realizable values of the Converging Options are based on the assumption that the Company meets specific targets so that the exercise price of the Converging Options is reduced by $20 ($5 a year over four years) and converge with the market price of the Company's common stock at
     (i) $11.55, assuming 5% annual appreciation of the Company's common stock, and (ii) $13.90, assuming 10% annual appreciation of the Company's common stock.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF MANAGEMENT
     The table under this section of Item 12 is amended in its entirety as follows:


                                       AMOUNT AND NATURE OF
                                       BENEFICIAL OWNERSHIP       PERCENT OF
     NAME                                   AS OF 2/28/941          CLASS2
     ----                              ---------------------     ------------
     Richard L. Conte                        215,798
     David L. Dennis                          15,000
     Hartly Fleischmann                       36,665
     James R. Laughlin                        97,000
     Jack H. Lindheimer                       35,000
     Ronald L. Ooley                          22,000
     Stephen J. Powers                        15,000
     Kay E. Seim                              36,544
     Dana L. Shires                           33,250
     Robert L. Thomas                         10,000
     David A. Wakefield                       83,006
     Steven S. Weis                           82,000

     All directors and executive             722,263                1.5%
     officers as a group (14 persons)

_____________

(1) Includes shares subject to options granted under the Company's 1989 Stock Incentive Plan which are presently exercisable or which will become exercisable on or before April 29, 1993, as follows: Mr. Conte, 189,796; Mr. Wakefield, 81,881; Ms. Seim, 36,500; Dr. Lindheimer, 35,000; Mr. Fleischmann, 30,765; Dr. Shires, 25,000; Messrs. Dennis and Powers, 15,000; Mr. Thomas, 10,000; Mr. Ooley, 22,000; Mr. Laughlin, 97,000; Mr. Weis, 82,000; and the group, 677,942. Also includes shares held in trust, for which an above listed person acts as trustee.
(2) In all cases except the group, the holdings represent less than 1% of the outstanding shares of common stock.

                                                                          4 of 4