Form 10-Q
period 1994-02-28
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1994-04-14
CIK 22764

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1994

                                 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number  1-7008




                   COMMUNITY PSYCHIATRIC CENTERS
          (Exact name of registrant as specified in its charter)

            NEVADA                                94-1599386
(State or other jurisdiction of           (I.R.S. Employer I.D. No.)
 incorporation or organization)

            24502 Pacific Park Drive, Laguna Hills, CA    92656
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code    (714)831-1166

                          Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes
of Common Stock, as of the latest practicable date:    43,503,276 as of
February 28, 1994

Total number of pages:  12
Exhibit Index at page:  10

PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                                                    Three Months Ended
                                                        February 28
                                                     1994          1993
                                                  ------------------------
                                                  (Thousands of dollars,
                                                    except per share data)
REVENUES:
  Operating revenues, net                         $ 92,166    $ 83,663
  Investment income and other                          359       1,026
                                                  --------    --------
                                                    92,525      84,689

OPERATING COSTS AND EXPENSES:

  Operating exclusive of
    depreciation                                    53,524      45,505
  General and administrative                        33,821      39,634
  Depreciation, and amortization                     4,285       3,817
  Interest, principally on long-term debt              728         617
  Restructuring charge (credit) - Note B              (875)     54,950
                                                  --------     -------
                                                    91,483     144,523

EARNINGS (LOSS) BEFORE TAXES                         1,042     (59,834)

  Income taxes (benefit) - Note C                      417     (21,899)

NET EARNINGS (LOSS)                               $    625    $(37,935)
                                                  ========    ========

EARNINGS (LOSS) PER SHARE                         $   0.01    $  (0.88)

WEIGHTED AVERAGE COMMON SHARES                      43,125      42,972

DIVIDENDS PER COMMON SHARE                        $     --    $   0.09

See notes to condensed consolidated financial statements.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                                            February 28   November 30
                                               1994            1993
                                            (Unaudited)     (Audited)
                                            --------------------------
ASSETS                                        (thousands of dollars)

CURRENT:
  Cash and cash equivalents                 $ 21,179      $ 24,640
  Short-term investments                      10,932        10,932
  Accounts receivable, less allowances
    for doubtful accounts
    1994 - $21,579/1993 - $22,658             91,738        80,024
  Assets held for sale - Note B                7,774        10,551
  Refundable income taxes                      7,454         5,763
  Other assets                                14,937        18,327
                                            --------      --------
TOTAL CURRENT ASSETS                         154,014       150,237

PROPERTY, BUILDINGS & EQUIPMENT-at
    cost less allowances for depreciation
    1994 - $80,370/1993 - $77,851            349,956       339,078
DEFERRED TAXES                                 3,646         1,126
OTHER ASSETS                                  25,580        24,178
EXCESS OF INVESTMENTS IN SUBSIDIARIES
  OVER NET ASSETS ACQUIRED                    16,611        15,721
                                            --------      --------
                                            $549,807      $530,340
                                            ========      ========
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT:
  Accounts payable and accrued expenses     $ 45,267      $ 41,006
  Dividends payable                              111           111
  Payable to third parties under
    reimbursable contracts                     1,843         4,990
  Accrued restructuring costs - Note B         6,287         8,666
  Current maturities on long-term debt         1,826           940
                                            --------      --------
TOTAL CURRENT LIABILITIES                     55,334        55,713
LONG-TERM DEBT, EXCLUSIVE OF CURRENT
   MATURITIES                                 48,516        40,718
DEFERRED COMPENSATION                          1,791         1,814
DEFERRED INCOME TAXES                         16,375         9,603

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00,
    authorized 2,000 shares; none issued
  Common Stock, par value $1.00, authorized
    100,000 shares; issued 1994 - 46,856
    shares 1993 - 46,856 shares               46,856        46,856
  Additional paid-in capital                  61,245        65,341
  Less due from employees for exercise
    of stock options                             (35)          (35)
  Retained earnings                          359,971       359,345
  Foreign currency translation adjustment     (3,794)       (3,815)
  Less treasury stock-at cost 1994 - 3,356
    shares and 1993 - 3,763 shares           (36,452)      (45,200)
                                             427,791       422,492
                                            --------      --------
                                            $549,807      $530,340
                                            ========      ========

NOTE: The balance sheet at November 30, 1993 has been derived from the audited financial statement at that date.

   See notes to condensed consolidated financial statements.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Quarter Ended
                                                 February 28
                                            1994 (Unaudited) 1993
                                            ----------------------
                                            (thousands of dollars)
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net earnings (loss)                         $     625   $(37,935)
  Items not resulting in cash flows:
    Depreciation and amortization               4,285      3,817
    Provision for uncollectible accounts        4,640      6,261
    Restructuring charge (credit)                (875)    54,950
    (Gain) on sale of property,
      buildings and equipment                               (222)
    Deferred income taxes - Note B                       (20,044)
    Other                                      (1,633)      (508)
  Changes in assets and liabilities:
    Accounts receivable                       (16,354)    (8,679)
    Receivable (payable) third party under
      reimbursement contracts                  (3,147)     2,386
    Prepaid expenses and other current assets   3,390      2,135
    Accounts payable and accrued expense        4,261     (3,495)
    Accrued restructuring costs                (6,230)        --
    Dividend payable                               --         54
    Income taxes                                2,561     (1,851)
                                             --------   --------
  Net cash used for operations                 (8,477)    (3,131)

FINANCING:
  Proceeds from revolving credit facilities     9,164         --
  Dividends paid                                   --     (3,899)
  Purchase of treasury shares                      --       (838)
  Payments of deferred compensation                --     (6,286)
  Net proceeds from exercise of stock options,
    payments on loans and related transactions  4,652         --
  Payments on long-term debt                     (500)      (152)
                                             --------   --------
Net cash provided (used for) financing
  activities                                   13,316    (11,175)

INVESTING:
  Payments received on notes                    2,721        873
  Purchase of property, buildings and
    equipment                                 (12,607)    (5,170)
  Proceeds from sale of property, buildings
    and equipment                               5,035         --
  Payment for business acquisitions:
    Property, buildings and equipment          (2,517)        --
    Excess of purchase price over fair
      value of assets acquired                   (932)        --
                                             --------   --------
Net cash used for investing activities         (8,300)    (4,297)
                                             --------   --------
Net increase (decrease) in cash and
  cash equivalents                             (3,461)   (18,603)
Beginning cash and cash equivalents            24,640     67,837
                                             --------   --------
Ending cash and cash equivalents             $ 21,179   $ 49,234
                                             ========   ========

See notes to condensed consolidated financial statements.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 1994



NOTE A: Basis of Presentation

              The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended November 30, 1993.

NOTE B: Restructuring Charge (Credit)

              Effective February 28, 1993, the Company recorded a pre-tax charge of $55.0 million ($35.0 million after tax) in connection with the decision to close seven of its psychiatric hospitals. The charge comprised $35.3 million to write down buildings and other fixed assets, $2.1 million to write off intangibles, $14.4 million for future operating losses of the seven hospitals and related corporate restructuring costs associated with terminating employees, and $3.2 million for additional accounts receivable allowances at the seven hospitals. Six of the restructured hospitals have ceased operations. The seventh hospital, which returned to operating status effective March 1, 1994, has been reconstituted under new management into a rapid stabilization facility and one-third of its plant space is being converted into office space. Of the six closed hospitals, two have been sold, one is in escrow, two are being held for sale or lease and one is being converted into a THC facility. The Company received cash proceeds of approximately $5.0 million in January and February of 1994 from the sale of two of these hospitals.

              Effective February 28, 1994, the Company recorded a restructuring credit totalling $7.2 million ($4.3 million after tax) from the resolution of the previously restructured psychiatric assets. The restructuring credit resulted from the Company's success in controlling hospital closure costs and in divesting one of its restructured properties at a higher price than the year-ago writedown of the facility anticipated.

              Effective February 28, 1994, the Company recorded a restructuring charge of $6.3 million ($3.8 million after tax) in connection with the decision to close three addition psychiatric facilities. The charge comprise $3.7 million for future operating losses and $2.6 million for additional accounts receivable allowances and reserves for other assets at the three hospitals. Of the three closed hospitals, one is being held for sale and two will be converted into THC facilities.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          February 28, 1994



NOTE C: Statement of Financial Accounting Standards No. 109

              The Company has elected to implement the provisions of SFAS No. 109, "Accounting for Income Taxes", effective
        December 1, 1992. The implementation had no material effect on the financial statements of the Company.

NOTE D:       Certain amounts have been reclassified to conform with
        1994 presentations.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations

Three Months Ended February 28, 1994

  The following table represents selected unaudited pro forma income statement data for the quarter ended February 28, 1994 and 1993, adjusted as if the restructuring for the seven hospitals restructured in fiscal year 1993 had occurred on November 30, 1992. The table excludes the restructuring charge made in 1994. The data presented below may not be indicative of the results that would have been obtained had the transaction described above actually occurred on the date assumed. In the opinion of management, this data includes all adjustments, consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the data set forth therein.

                                                Quarter Ended
                                                  February 28
                                            1994 (Unaudited) 1993
                                            ---------------------
                                            (thousands of dollars)

  Net operating revenues                    $ 92,166    $ 74,807
  Investment income and other                    359       1,026
                                            --------    --------
                                              92,525      75,833
  Costs and expenses:
        Operating                             53,524      39,397
        General and Administrative            33,821      35,706
        Depreciation and amortization          4,285       3,769
        Interest expense                         728         617
                                            --------    --------
              Total costs and expenses        92,358      79,489

  Earnings (loss) before income taxes            167      (3,656)
  Income taxes                                    67      (1,190)
                                            --------    --------
  Net earnings                              $    100    $ (2,466)
                                            ========    ========

  The following discussion excludes the restructuring charges and the operating results for the fiscal year 1993 Restructured Hospitals.

  Net operating revenues for the quarter ended February 28, 1994 increased by approximately 23.3% to $92.2 million from $74.8 million for the prior quarter. This increase was due primarily to the addition of $14.2 million of THC revenue in the first quarter of 1994 as compared to $1.1 million of THC revenue in the first quarter of 1993.

  Net operating revenues from the United States psychiatric hospitals increased by 3.3% or approximately $2.2 million as a result of a 4.3% increase in adjusted patient days to 149,912 from 143,706 which was partially offset by a decrease in the net revenue per adjusted patient day. The increase in adjusted patient days was due in large part to the success of program introductions and expansions, resulting in (i) a 29.7% increase in residential treatment patient days to 31,941 from 24,627 and
(ii) a 36.7% increase in partial hospitalization visits to 33,686 from 24,649. Adjusted patient days increased despite a 14% decrease in average length of stay. The decrease in net revenue per adjusted patient day was the result of the continuing shift in reimbursement to negotiated rates and cost-based reimbursement from private pay.

  Net operating revenues from the Company's United Kingdom operations increased by 28.6% or approximately $2.1 million as a result of an increase in inpatient admissions and average length of stay which was partially offset by a decline in net revenue per adjusted patient day.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations (continued)

  Operating expenses increased as a percentage of net operating revenues to 58.1% in the quarter ended February 28, 1994 from 52.7% in the quarter ended February 28, 1993. The year to year increase was primarily attributable to expenses incurred in connection with expansion of the Company's THC operations and an increase in personnel costs related to the Company's development of an expanded continuum of care in its psychiatric business.

  General and administrative expenses decreased by approximately 5.3% to $33.8 million from $35.7 million and decreased as a percentage of net operating revenues to 36.7% from 47.7%. This change was due primarily to the implementation of cost containment programs in the second quarter of 1993 and a management reorganization in the fourth quarter of 1993, which included reduction of personnel and elimination of overhead.

  For the THC subsidiary, operating and general and administrative expenses exceeded revenues for the quarter ended February 28, 1994 due to the fact that a large majority (eight of eleven facilities) of these hospitals recently opened. Long-term critical care hospitals such as those operated by THC typically sustain significant start-up costs due to a six-month delay in receiving exemption from the Medicare Prospective Payment System, during which time they are not reimbursed the full cost of treating Medicare patients.

  Following is a summary of net income by business segment for the quarter ended February 28, 1994:
                                             (000's)
                                            --------

        U.S. Psychiatric division           $ 3,999
        U.K. Psychiatric division             1,332
        Long-term critical care division     (4,706)
                                            -------
              Net income                    $   625
                                            =======

  For the reasons described above, earnings before depreciation, amortization, interest, other income and income taxes for the quarter ended February 28, 1994 increased from $(.3) million in the first quarter of 1993 to $4.8 million in the first quarter of 1994.

  Depreciation expense increased due to property and equipment additions at THC.

  Interest expense increased in 1994 due to the increase in long-term debt.

Financial Condition at February 28, 1994

  At February 28, 1994, cash and equivalents were $21,179 and total working capital was $98,680, net of the accrual for restructuring costs of $6,287. Cash was principally used to fund working capital and operating losses for THC facilities, and for the purchase of equipment and improvements ($12.6 million). The Company also acquired a residential treatment center in the United Kingdom for a purchase price of $3.1 million. The increase in accounts receivable at February 28, 1994, is due primarily to the expansion of THC's operations. Proceeds from borrowings on revolving credit facilities totalled $9.2 million during the first quarter of 1994.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations (continued)

Financial Condition at February 28, 1994 (continued)

  The Company presently expects to invest up to $100 million for capital expenditures in fiscal 1994 for the following: (i) approximately $75 million for the acquisition and conversion of facilities in connection with the continued expansion of its THC operations, (ii) approximately $13.0 million for maintenance of its United States psychiatric facilities and acquisitions in the United Kingdom, and (iii) approximately $12.0 million for the completion of its computer system. In addition to these capital expenditures, the Company expects to invest approximately $40.0 million of cash in fiscal 1994 to fund both the working capital (principally accounts receivable) and start-up operating losses for THC facilities opening in 1994.

  The Company has a $25.0 million revolving credit facility with Bank of America National Trust and Savings Association ("BofA"). At February 28, 1994, $15.0 million was outstanding under this facility. The Company's subsidiary in the U.K. has a credit facility whereby the Company is allowed to borrow up to $15 million. At February 28, 1994, approximately $7.4 million was outstanding under this facility. In December 1993, the Company received a commitment letter from a bank to provide a $50.0 million revolving credit facility with a term loan conversion option; the option is subject to the Company maintaining certain financial covenants. A definitive credit facility is subject to completing final loan documentation. The Company believes that its current cash and cash equivalent balances, its operating cash flow, and the amounts available under it revolving credit facilities will be sufficient to fund the Company's operations and capital expenditures through the middle of fiscal 1994. The Company is also presently evaluating proposals for additional funding from other financing sources. THC's planned expansion will be reduced if additional funding sources are not obtained.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                          February 28, 1994


PART II.      OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS

  See Part I, Item 3 of the Company's Report on Form 10-K for the fiscal year ended November 30, 1993.

  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

  A)    The following exhibits are included herein:

        Exhibit 11:  Computation of Earnings per Share

        The registrant was not required to file a Form 8-K during the three months ended February 28, 1994.





                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                COMMUNITY PSYCHIATRIC CENTERS
                                        (Registrant)



Dated:  April 13, 1994          /s/ STEVEN S. WEIS
                                --------------------------
                                Steven S. Weis
                                Chief Financial Officer

                            EXHIBIT INDEX

Exhibit                                                    Page No.
                                                           --------


  11          Computation of Earnings Per Share               11

                              EXHIBIT 11

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER SHARE

                                      Three Months Ended
                                          February 28
                                       1994        1993
                                      ------------------
                         (Amounts in thousands, except per share data)

Weighted average
  common shares,<F1>                  $43,125    $ 42,972

Net Earnings (Loss)                   $   625    $(37,935)
                                      =======    ========


Earnings (Loss) per share             $   .01    $  (0.88)
                                      =======    ========

<F1> Dilutive common stock equivalents are less than 3% of weighted average common shares outstanding.

                                                         Page 12 of 12