Form 10-Q
period 1994-05-31
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1994-07-14
CIK 22764

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1994

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

                          Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes
of Common Stock, as of the latest practicable date:    43,530,672 as of
May 31, 1994

Total number of pages:  14
Exhibit Index at page:  13

PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                    Six Months Ended  Three Months Ended
                                          May 31             May 31
                                     1994       1993     1994       1993
                                    ----------------  ------------------
                                    (In thousands except per share data)
REVENUES:
  Operating revenues, net         $200,590   $169,461  $108,424   $ 85,798
  Investment income and other          741      1,377       382        351
                                  --------   --------  --------   --------
                                   201,331    170,838   108,806     86,149
                                  --------   --------  --------   --------
OPERATING COSTS AND EXPENSES:

  Operating costs exclusive of
    depreciation                   113,408     88,889    59,884     43,384
  General and administrative
    expense                         73,062     72,404    39,241     32,788
  Depreciation and amortization      8,911      7,475     4,626      3,640
  Interest, principally on
    long-term debt                   1,800      1,137     1,072        520
  Restructuring charge (credit)
    - Note B                          (875)    54,950
                                  --------   --------  --------   --------
                                   196,306    224,855   104,823     80,332
                                  --------   --------  --------   --------
EARNINGS (LOSS) BEFORE TAXES         5,025    (54,017)    3,983      5,817

  Income taxes (benefit)
    - Note C                         2,011    (19,572)    1,594      2,327
                                  --------   --------  --------   --------
NET EARNINGS (LOSS)               $  3,014   $(34,445) $  2,389   $  3,490
                                  ========   ========  ========   ========

EARNINGS (LOSS) PER SHARE         $    .07   $  (0.80) $   0.06   $   0.08

WEIGHTED AVERAGE COMMON SHARES      43,247     42,955    43,367     42,938

DIVIDENDS PER COMMON SHARE        $    .01   $   0.09  $    .01   $   0.00

See notes to condensed consolidated financial statements.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                May 31      November 30
                                                 1994           1993
                                              (Unaudited)     (Audited)
                                              -------------------------
ASSETS                                          (thousands of dollars)
- - ------
CURRENT:
  Cash and cash equivalents                     $ 14,284      $ 24,640
  Short-term investments                           7,908        10,932
  Accounts receivable, less allowances
    for doubtful accounts
    1994 - $23,683/1993 - $22,658                102,325        80,024
  Receivable from third parties
    under reimbursement contracts                  1,194            --
  Assets held for sale - Note B                    7,774        10,551
  Refundable income taxes                          8,343         5,763
  Other assets                                    15,023        18,327
                                                --------      --------
TOTAL CURRENT ASSETS                             156,851       150,237

PROPERTY, BUILDINGS & EQUIPMENT-at
    cost less allowances for depreciation
    1994 - $80,370/1993 - $77,851                355,588       339,078
REFUNDABLE AND DEFERRED TAXES                      3,646         1,126
OTHER ASSETS                                      26,419        24,178
EXCESS OF INVESTMENTS IN SUBSIDIARIES
  OVER NET ASSETS ACQUIRED                        16,308        15,721
                                                --------      --------
                                                $558,812      $530,340
                                                ========      ========
LIABILITIES & STOCKHOLDERS' EQUITY
- - ----------------------------------
CURRENT:
  Accounts payable and accrued expenses         $ 45,310      $ 38,365
  Dividends payable                                  111           111
  Income taxes payable                             3,352         2,641
  Payable to third parties under
    reimbursement contracts                           --         4,990
  Accrued restructuring costs - Note B             3,655         8,666
  Current maturities on long-term debt            12,668           940
                                                --------      --------
TOTAL CURRENT LIABILITIES                         65,096        55,713
LONG-TERM DEBT, EXCLUSIVE OF CURRENT
   MATURITIES                                     47,457        40,718
DEFERRED COMPENSATION                              1,769         1,814
DEFERRED INCOME TAXES                             13,841         9,603

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00,
    authorized 2,000 shares; none issued
  Common Stock, par value $1.00, authorized
    100,000 shares; issued 1994 - 46,856
    shares 1993 - 46,856 shares                   46,856        46,856
  Additional paid-in capital                      61,244        65,341
  Less due from employees for exercise
    of stock options                                 (35)          (35)
  Retained earnings                              361,924       359,345
  Foreign currency translation adjustment         (3,172)       (3,815)
  Less treasury stock-at cost 1994 - 3,330
    shares and 1993 - 3,763 shares               (36,168)      (45,200)
                                                --------      --------
                                                 430,649       422,492
                                                --------      --------
                                                $558,812      $530,340
                                                ========      ========

NOTE: The balance sheet at November 30, 1993 has been derived from the audited financial statement at that date.

See notes to condensed consolidated financial statements.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended
                                                           May 31
                                                    1994 (Unaudited) 1993
                                                    ---------------------
                                                    (thousands of dollars)
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net earnings (loss)                                  $   3,014   $(34,445)
  Items not resulting in cash flows:
    Depreciation and amortization                        8,911      7,475
    Provision for uncollectible accounts                10,752     11,405
    Restructuring charge (credit)                         (875)    54,950
    (Gain) on sale of property,
      buildings and equipment                                        (162)
    Deferred income taxes - Note B                                (20,044)
    Other                                                 (529)       (84)
  Changes in assets and liabilities:
    Accounts receivable                                (33,053)   (17,021)
    Receivable (payable) to (from) third
      parties under reimbursement contracts             (6,184)     4,480
    Prepaid expenses and other current assets            3,304      2,943
    Accounts payable and accrued expense                 6,945       (782)
    Accrued restructuring costs                         (8,862)    (1,372)
    Dividend payable                                        --     (3,842)
    Income taxes                                          (151)    (1,262)
                                                      --------   --------
  Net cash used for operations                         (16,728)     2,239

FINANCING:
  Proceeds from revolving credit facilities             19,311         --
  Dividends paid                                          (435)    (3,864)
  Purchase of treasury shares                               --       (838)
  Payments of deferred compensation                         --     (6,286)
  Net proceeds from exercise of stock options,
    payments on loans and related transactions           4,935         --
  Payments on long-term debt                              (883)      (434)
                                                       -------   --------
Net cash provided (used for) financing activities       22,928    (11,422)

INVESTING:
  Payments received on notes                             2,851        443
  Purchase of property, buildings and equipment        (21,376)   (21,467)
  Proceeds from sale of property, buildings
    and equipment                                        5,035        583
  Investment in affiliate                                   --     (1,602)
  Payment for business acquisitions:
    Property, buildings and equipment                   (2,517)        --
    Excess of purchase price over fair value of
  assets acquired                                         (549)        --
                                                      --------   --------
Net cash used for investing activities                 (16,556)   (22,043)
                                                      --------   --------
Net increase (decrease) in cash and
  cash equivalents                                     (10,356)   (31,226)
Beginning cash and cash equivalents                     24,640     67,837
                                                      --------   --------
Ending cash and cash equivalents                      $ 14,284   $ 36,611
                                                      ========   ========

See notes to condensed consolidated financial statements.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             May 31, 1994

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

NOTE B: Restructuring Charge (Credit)

              Effective February 28, 1993, the Company recorded a pre-tax charge of $55.0 million ($35.0 million after tax) in connection with the decision to close seven of its psychiatric hospitals. The charge comprised $35.3 million to write down buildings and other fixed assets, $2.1 million to write off intangibles, $14.4 million for future operating losses of the seven hospitals and related corporate restructuring costs associated with terminating employees, and $3.2 million for additional accounts receivable allowances at the seven hospitals. Six of the restructured hospitals have ceased operations. The seventh hospital, which returned to operating status effective March 1, 1994, has been reconstituted under new management into a rapid stabilization facility. Of the six closed hospitals, two have been sold, one is in escrow, two are being held for sale or lease and one is being converted into a THC facility. The Company received cash proceeds of approximately $5.0 million in January and February of 1994 from the sale of two of these hospitals.

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

              Effective February 28, 1994, the Company recorded a restructuring charge of $6.3 million ($3.8 million after tax) in connection with the decision to close three addition psychiatric facilities. The charge comprised $3.7 million for future operating losses and $2.6 million for additional accounts receivable allowances and reserves for other assets at the three hospitals. Of the three closed hospitals, one is being held for sale and two will be converted into THC facilities.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             May 31, 1994

NOTE C: Statement of Financial Accounting Standards No. 109

              The Company implemented the provisions of SFAS No. 109, "Accounting for Income Taxes", effective December 1, 1992. The implementation had no material effect on the financial statements of the Company.

NOTE D: Credit Agreement

              On May 6, 1994, the Company, Transitional Hospitals Corporation (THC - the Company's wholly-owned long-term care subsidiary) and Bank of America National Trust and Savings Association ("the Bank") entered into a credit agreement ("the Agreement") whereby the Company or THC may borrow, repay and reborrow up to $50 million through December 31, 1994.
        Interest is payable at LIBOR plus 2.75% during the revolving loan period.

        Borrowings are unsecured and are guaranteed by the Company's domestic subsidiaries. The Agreement contains provisions which, among other things, place restrictions on borrowing, capital expenditures and the payment of dividends, and requires the maintenance of certain financial ratios including tangible net worth, fixed charge coverage and funded debt.

NOTE E: Concentrations of Credit Risk

              Concentrations of credit risk with respect to accounts receivable are limited due to the large number of entities comprising the Company's payor mix and their dispersion across the country. The Company's policy is designed to limit exposure to any one payor.

              As of May 31, 1994, accounts receivable from one of the Company's largest state government payors increased to $9.8 million from $4.5 million at November 30, 1993. During the current year, this state government payor temporarily ceased payment of Medicaid claims to all providers (due to fiscal budget constraints), including the Company, and is expected to resume payment of all unpaid claims in the near future. The Company has increased business with this payor in the current year due to the addition of new programs and an increase in patient days. The Company does not believe that any significant collection problems will be experienced with this payor.

NOTE F:       Certain amounts have been reclassified to conform with
        1994 presentations.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations

Six Months Ended May 31, 1994

  The following table represents selected unaudited pro forma income statement data for the six months ended May 31, 1994 and 1993, adjusted as if the restructuring for the seven hospitals restructured in fiscal year 1993 had occurred on November 30, 1992. The table also excludes the results of operations for the three hospitals restructured effective February 28, 1994 and includes the results of operations of the hospital that was returned to operating status effective March 1, 1994. The data presented below may not be indicative of the results that would have been obtained had the transaction described above actually occurred on the date assumed. In the opinion of management, this data includes all adjustments, consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the data set forth therein.

                                              Six Months Ended
                                                    May 31,
                                            1994 (Unaudited) 1993
                                            ---------------------
                                            (thousands of dollars)

  Net operating revenues                    $198,998     $150,405
  Investment income and other                    741        1,377
                                            --------     --------
                                             199,739      151,782
  Costs and expenses:
        Operating                            112,288       78,397
        General and Administrative            71,826       64,764
        Depreciation and amortization          8,786        7,156
        Interest expense                       1,800        1,137
                                            --------     --------
              Total costs and expenses       194,700      151,454

  Earnings before income taxes                 5,039          328
  Income taxes                                 2,016          131
                                            --------     --------
  Net earnings                              $  3,023     $    197
                                            ========     ========

  The following discussion excludes the restructuring charges and the operating results (with the exception of the hospital returned to operations effective March 1, 1994) for the fiscal year 1993 and 1994 Restructured Hospitals.

  Net operating revenues for the six months ended May 31, 1994 increased by approximately 32.3% to $199.0 million from $150.4 million for the period ending May 31, 1993. This increase was due primarily to the addition of $32.8 million of THC revenue in the first six months of 1994 as compared to the first six months of 1993.

  Net operating revenues from the United States psychiatric hospitals increased by 8.0% or approximately $10.5 million as a result of a 10.5% increase in adjusted patient days to 314,522 from 284,727 which was partially offset by a decrease in the net revenue per adjusted patient day. The increase in adjusted patient days was due in large part to the success of program introductions and expansions, resulting in an increase in residential treatment patient days and in partial hospitalization visits. Adjusted patient days increased despite a 10% decrease in average length of stay. The decrease in net revenue per adjusted patient day was the result of the continuing shift in reimbursement to negotiated rates and cost-based reimbursement from private pay, as well as the growth of the residential treatment and partial programs.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations (continued)

Six Months Ended May 31, 1994 (continued)

  Net operating revenues from the Company's United Kingdom operations increased by 33.5% or approximately $5.3 million as a result of an increase in inpatient admissions and average length of stay which was partially offset by a decline in net revenue per adjusted patient day.

  Operating expenses increased as a percentage of net operating revenues to 56.4% in the six months ended May 31, 1994 from 52.1% in the six months ended May 31, 1993. The year to year increase was primarily attributable to expenses incurred in connection with expansion of the Company's THC operations and an increase in personnel costs related to the Company's development of an expanded continuum of care in its psychiatric business.

  General and administrative expenses as a percentage of net operating revenues decreased to 36.1% from 43.1%. This change was due primarily to the implementation of cost containment programs in the second quarter of 1993 and a management reorganization in the fourth quarter of 1993, which included reduction of personnel and elimination of overhead.

  For the THC subsidiary, operating and general and administrative expenses exceeded revenues for the six months ended May 31, 1994 because a large majority (nine of twelve facilities) of these hospitals recently opened. Long-term critical care hospitals such as those operated by THC typically sustain significant start-up costs because there is a six-month delay in receiving exemption from the Medicare Prospective Payment System, during which time the reimbursement for treating Medicare patients is less than the full cost.

  Following is a summary of net income by business segment for the six months ended May 31, 1994:

                                                 (000's)
                                            -----------------
                                              1994     1993
                                            -------  --------
        U.S. Psychiatric division           $ 8,496  $(34,011)
        U.K. Psychiatric division             3,239     1,842
        Long-term critical care division     (8,721)   (2,276)
                                            -------  --------
              Net income                    $ 3,014  $(34,445)
                                            =======  ========

  For the reasons described above, earnings before depreciation, amortization, interest, other income and income taxes for the six months ended May 31, 1994 on a pro forma basis increased from $7.2 million in the first six months of 1993 to $14.9 million in the first six months of 1994.

  Depreciation expense increased as a result of property and equipment additions at THC.

  Interest expense increased in 1994 as a result of the increase in long-term debt.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations (continued)

Three Months Ended May 31, 1994

  The following table represents selected unaudited pro forma income statement data for the quarters ended May 31, 1994 and 1993, adjusted as if the restructuring for the seven hospitals restructured in fiscal year 1993 had occurred on November 30, 1992. The table also excludes the results of operations for the three hospitals restructured effective February 28, 1994 and includes the results of operations of the hospital that was returned to operating status effective March 1, 1994. The data presented below may not be indicative of the results that would have been obtained had the transactions described above actually occurred on the date assumed. In the opinion of management, this data includes all adjustments, consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the data set forth therein.

                                                Quarter Ended
                                                    May 31,
                                            1994 (Unaudited) 1993
                                            ---------------------
                                            (thousands of dollars)

  Net operating revenues                    $108,424     $ 80,247
  Investment income and other                    382          351
                                            --------     --------
                                             108,806       80,598
  Costs and expenses:
        Operating                             59,884       41,599
        General and Administrative            39,241       31,267
        Depreciation and amortization          4,626        3,512
        Interest expense                       1,072          520
                                            --------     --------
              Total costs and expenses       104,823       76,898

  Earnings (loss) before income taxes          3,983        3,700
  Income taxes                                 1,594        1,480
                                            --------     --------
  Net earnings                              $  2,389     $  2,220
                                            ========     ========

  The following discussion excludes the restructuring charges and the operating results (with the exception of the hospital returned to operations effective March 1, 1994) for the fiscal year 1993 and 1994 Restructured Hospitals.

  Net operating revenues for the quarter ended May 31, 1994 increased by approximately 35.1% to $108.4 million from $80.2 million for the prior quarter. This increase was due primarily to the addition of $19.7 million of THC revenue in the second fiscal quarter of 1994 as compared to the second fiscal quarter of 1993.

  Net operating revenues from the United States psychiatric hospitals increased by 7.7% or approximately $5.3 million as a result of a 11.2% increase in adjusted patient days to 167,531 from 150,600 which was partially offset by a decrease in the net revenue per adjusted patient day. The increase in adjusted patient days was due in large part to the success of program introductions and expansions, resulting in an increase in residential treatment patient days and in partial hospitalization visits. Adjusted patient days increased despite a 7% decrease in average length of stay. The decrease in net revenue per adjusted patient day was the result of the continuing shift in reimbursement to negotiated rates and cost-based reimbursement from private pay, as well as the growth of the residential treatment and partial programs.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations (continued)

Three Months Ended May 31, 1994 (continued)

  Net operating revenues from the Company's United Kingdom operations increased by 37.6% or approximately $3.2 million as a result of an increase in inpatient admissions and average length of stay which was partially offset by a decline in net revenue per adjusted patient day.

  Operating expenses increased as a percentage of net operating revenues to 55.2% in the quarter ended May 31, 1994 from 51.8% in the quarter ended May 31, 1993. The year to year increase was primarily attributable to expenses incurred in connection with expansion of the Company's THC operations and an increase in personnel costs related to the Company's development of an expanded continuum of care in its psychiatric business.

  General and administrative expenses as a percentage of net operating revenues decreased as a percentage of net operating revenues to 36.2% from 39.0%. This change was due primarily to the implementation of cost containment programs in the second quarter of 1993 and a management reorganization in the fourth quarter of 1993, which included reduction of personnel and elimination of overhead.

  For the THC subsidiary, operating and general and administrative expenses exceeded revenues for the six months ended May 31, 1994 due to the fact that a large majority (nine of twelve facilities) of these hospitals recently opened. Long-term critical care hospitals such as those operated by THC typically sustain significant start-up costs because there is a six-month delay in receiving exemption from the Medicare Prospective Payment System, during which time the reimbursement for treating Medicare patients is less than the full cost.

  Following is a summary of net income by business segment for the quarter ended May 31, 1994:

                                                 (000's)
                                            ----------------
                                              1994     1993
                                            -------  -------
        U.S. Psychiatric division           $ 4,497  $ 3,634
        U.K. Psychiatric division             1,907    1,079
        Long-term critical care division     (4,015)  (1,223)
                                            -------  -------
              Net income                    $ 2,389  $ 3,490
                                            =======  =======

  For the reasons described above, earnings before depreciation, amortization, interest, other income and income taxes for the quarter ended May 31, 1994 on a pro forma basis increased from $7.4 million in the second quarter of 1993 to $9.3 million in the second quarter of 1994.

  Depreciation expense increased as a result of property and equipment additions at THC.

  Interest expense increased in 1994 as a result of the increase in long-term debt.

Financial Condition at May 31, 1994

  At May 31, 1994, cash and equivalents were $14,284 and total working capital was $91,755, net of the accrual for restructuring costs of $3,655. Cash was principally used during the six months ended May 31, 1994 to fund

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations (continued)

Financial Condition at May 31, 1994 (continued)

working capital and operating losses for THC facilities, and for the purchase of equipment and improvements ($21.4 million). The Company also acquired a residential treatment center in the United Kingdom for a purchase price of $3.1 million. In March of 1994, the Company paid a one time dividend to shareholders of record on March 1, 1994 totaling $435,000 (.01 per share). The increase in accounts receivable at May 31, 1994, is due primarily to the expansion of THC's operation during the first two quarters and an increase in U.S. Psychiatric division receivables from a significant state governmental payor (see Note E to the financial statements). Proceeds from borrowings on revolving credit facilities totalled $19.3 million during the first two quarters of 1994.

  Capital expenditures for the balance of 1994 are estimated at approximately $9 million for the U.S. psychiatric division and $3 million for the U.K. psychiatric division.

  Capital expenditures for the THC operations for the same period are estimated at approximately $25 million. In addition to these capital expenditures, the Company expects to invest approximately $8 million over the balance of fiscal year 1994 to fund the working capital needs of THC.

  The Company has a $25.0 million revolving credit facility with Bank of America National Trust and Savings Association ("BofA"). At May 31, 1994, $25.0 million was outstanding under this facility. The Company may borrow, repay and reborrow up to $25 million through November 30, 1995 (the revolving loan period), at which time any amount outstanding is converted into a term loan payable in equal quarterly installments through November 30, 1998. The Company's subsidiary in the U.K. has a credit facility whereby the Company is allowed to borrow up to $15 million. At May 31, 1994, approximately $7.6 million was outstanding under this facility. On May 6, 1994, the Company entered into an additional revolving credit facility with Bank of America for $50 million. As of July 1, 1994, $20 million was outstanding under this facility. Any amount outstanding under this facility is due and payable on December 31, 1994. The Company believes that its current cash and cash equivalent balances, its operating cash flow, and the amounts available under its revolving credit facilities will be sufficient to fund the Company's operations and capital expenditures through the end of fiscal 1994. The Company is also presently evaluating proposals for additional funding from other financing sources. Additional funding sources will be needed to support further expansion of THC and to repay outstanding borrowings under the $50 million credit facility.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                             May 31, 1994

PART II.      OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS
              -----------------
  See Part I, Item 3 of the Company's Report on Form 10-K for the fiscal year ended November 30, 1993.

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              ---------------------------------------------------
  The following table describes the matters voted upon at the annual meeting of stockholders held May 19, 1994 and shows as to each matter the number of votes cast for, against or withheld, and number of abstentions and broker nonvotes, as to each matter:

                                              Against/                Broker
                                     For      Withheld  Abstentions  Nonvotes
                               -------------  --------  -----------  --------
  1. Election of three
     directors to serve
     until the annual
     meeting in 1997 and
     until their successors
     are duly elected and
     qualified:

     a. Richard L. Conte         38,272,870    630,744      --        --
     b. Dana L. Shires           38,273,033    630,581      --        --
     c. Robert L. Thomas         38,287,339    616,275      --        --

  2. Shareholder Proposal re-
     commending that the Board
     terminate the Company's
     Shareholder Rights Plan.    19,549,558 12,276,338   944,262  6,133,456

  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

  A) The following exhibits are included herein:

     Exhibit 10: Credit Agreement among Community Psychiatric Centers, Transitional Hospital Corporation and Bank of America National Trust and Savings Association. Registrant agrees to furnish supplementally a copy of any omitted schedules to the Commission upon request.

     Exhibit 11:  Computation of Earnings per Share

     The registrant was not required to file a Form 8-K during the three months ended May 31, 1994.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                COMMUNITY PSYCHIATRIC CENTERS
                                        (Registrant)



Dated:  July 13, 1994          /s/ STEVEN S. WEIS
                               ----------------------------
                                Steven S. Weis
                                Chief Financial Officer

                            EXHIBIT INDEX

Exhibit                                                    Page No.
                                                           --------

  11    Computation of Earnings Per Share                      14

                              EXHIBIT 11

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS PER SHARE
                               Six Months Ended     Three Months Ended
                                    May 31,              May 31,
                                 1994     1993       1994      1993
                               -----------------    ------------------
                            (Amounts in thousands, except per share data)
Weighted average
  common shares<F1>             $43,247  $ 42,955  $ 43,367 $ 42,938

Net Earnings (Loss)             $ 3,014  $(34,445) $  2,389 $  3,490
                                =======  ========  ======== ========


Earnings (Loss) per share       $   .07  $  (0.80) $    .06 $    .08
                                =======  ========  ======== ========

<F1> Dilutive common stock equivalents are less than 3% of weighted average common shares outstanding.

==============================================================================
- - ------------------------------------------------------------------------------

                                CREDIT AGREEMENT

                            Dated as of May 6, 1994

                                     among

                         COMMUNITY PSYCHIATRIC CENTERS,


                          TRANSITIONAL HOSPITALS CORP.


                                      and


                         BANK OF AMERICA NATIONAL TRUST
                           AND SAVINGS ASSOCIATION

==============================================================================
- - ------------------------------------------------------------------------------

                           TABLE OF CONTENTS


Section                                                       Page
- - -------                                                       ----
                               ARTICLE I
         DEFINITIONS........................................... 1
1.01     Defined Terms......................................... 1
         "Arranger"............................................ 1
         "Acquisition"......................................... 1
         "Affiliate"........................................... 1
         "Agreement"........................................... 2
         "Applicable Margin"................................... 2
         "Assignee"............................................ 2
         "Attorney Costs"...................................... 2
         "Bank"................................................ 2
         "Bank's Payment Office"............................... 2
         "Bankruptcy Code"..................................... 2
         "Base Rate"........................................... 2
         "Base Rate Loan"...................................... 3
         "Borrowing"........................................... 3
         "Business Day"........................................ 3
         "Capital Adequacy Regulation"......................... 3
         "Capital Expenditures"................................ 3
         "Capital Lease"....................................... 3
         "Capital Lease Obligations"........................... 3
         "Cash"................................................ 3
         "Cash Equivalents".................................... 4
         "CERCLA".............................................. 4
         "Closing Date"........................................ 4
         "Code"................................................ 4
         "Commitment".......................................... 4
         "Company"............................................. 4
         "Compliance Certificate".............................. 4
         "Consolidated Assets"................................. 5
         "Consolidated Interest Expense"....................... 5
         "Consolidated Interest Income"........................ 5
         "Consolidated Net Interest Expense"................... 5
         "Contingent Obligation"............................... 5
         "Contractual Obligations"............................. 5
         "Controlled Group" ................................... 6
         "Conversion Date"..................................... 6
         "Default"............................................. 6
         "Disposition"......................................... 6
         "Dollars"............................................. 6
         "Domestic Lending Office"............................. 6
         "Domestic Subsidiary"................................. 6
         "EBITDA".............................................. 6
         "EBITDA to Consolidated Net Interest Expense"......... 7
         "Environmental Claims"................................ 7
         "Environmental Laws".................................. 7
         "ERISA"............................................... 7


Section                                                        Page
- - -------                                                        ----
         "ERISA Affiliate"...................................... 7
         "ERISA Event".......................................... 7
         "Eurodollar Reserve Percentage"........................ 8
         "Event of Default"..................................... 8
         "Event of Loss"........................................ 8
         "Exchange Act"......................................... 8
         "FDIC"................................................. 8
         "Federal Funds Rate"................................... 9
         "Federal Reserve Board"................................ 9
         "Funded Debt".......................................... 9
         "GAAP"................................................. 9
         "Governmental Authority".............................. 10
         "Guarantor"........................................... 10
         "Guaranty"............................................ 10
         "Guaranty Obligation"................................. 10
         "Hazardous Materials"................................. 10
         "Indebtedness"........................................ 11
         "Indemnified Person".................................. 11
         "Indemnified Liabilities"............................. 11
         "Ineligible Securities"............................... 11
         "Insolvency Proceeding"............................... 11
         "Intangible Assets"................................... 12
         "Interest Payment Date"............................... 12
         "Interest Period"..................................... 12
         "Joint Venture"....................................... 13
         "Lending Office"...................................... 13
         "Lien"................................................ 13
         "Loan"................................................ 13
         "Loan Documents"...................................... 13
         "Margin Stock"........................................ 13
         "Material Adverse Effect"............................. 13
         "Multiemployer Plan".................................. 14
         "Net Funded Debt"..................................... 14
         "Net Funded Debt to EBITDA Ratio"..................... 14
         "Net Issuance Proceeds"............................... 14
         "Net Proceeds"........................................ 14
         "Notice of Borrowing"................................. 15
         "Notice of Conversion/Continuation"................... 15
         "Notice of Lien"...................................... 15
         "Obligations"......................................... 15
         "Offshore Lending Office"............................. 15
         "Offshore Rate"....................................... 15
         "Offshore Rate Loan".................................. 16
         "Operating Lease"..................................... 16
         "Ordinary Course of Business"......................... 16
         "Organization Documents".............................. 16
         "PBGC"................................................ 16
         "Participant"......................................... 16
         "Permitted Liens"..................................... 16
         "Person".............................................. 17



Section                                                      Page
- - -------                                                      ----
         "Plan"............................................... 17
         "Property"........................................... 17
         "Qualified Plan"..................................... 17
         "Rate Contracts"..................................... 17
         "Reportable Event"................................... 17
         "Requirement of Law"................................. 17
         "Responsible Officer"................................ 17
         "SEC"................................................ 18
         "September Agreement"................................ 18
         "Shareholders' Equity"............................... 18
         "Solvent"............................................ 18
         "Subsidiary"......................................... 18
         "Surety Instruments"................................. 18
         "Tangible Net Worth"................................. 18
         "Termination Date"................................... 19
         "Total Liabilities".................................. 19
         "Transferee"......................................... 19
         "Unfunded Pension Liabilities"....................... 19
         "United States" and "U.S."........................... 19
         "Wholly-Owned Subsidiary"............................ 19
         "Withdrawal Liabilities"............................. 19
1.02     Other Interpretive Provisions........................ 19
         (a)   Defined Terms.................................. 19
         (b)   The Agreement.................................. 20
         (c)   Certain Common Terms........................... 20
         (d)   Performance; Time.............................. 20
         (e)   Contracts...................................... 20
         (f)   Laws........................................... 20
         (g)   Captions....................................... 20
         (h)   Independence of Provisions..................... 20
1.03     Accounting Principles................................ 21

                               ARTICLE II

         THE CREDIT........................................... 21

2.01     Amounts and Terms of the Commitment.................. 21
2.02     Loan Accounts........................................ 21
2.03     Procedure for Borrowing.............................. 21
2.04     Conversion and Continuation Elections................ 22
2.05     Voluntary Termination or Reduction of the
         Commitment........................................... 24
2.06     Optional Prepayments................................. 24
2.07     Repayment............................................ 24
2.08     Interest............................................. 24
2.09     Fees................................................. 25
         (a)   Facility Fee................................... 25
         (b)   Commitment Fees................................ 26
2.10     Computation of Fees and Interest..................... 26
2.11     Payments by the Company.............................. 27



Section                                                       Page
- - -------                                                       ----
2.12     Security and Guaranty................................ 27
2.13     Alternate Borrower................................... 27

                              ARTICLE III

         TAXES, YIELD PROTECTION AND ILLEGALITY............... 27
3.01     Taxes................................................ 27
3.02     Illegality........................................... 28
3.03     Increased Costs and Reduction of Return.............. 29
3.04     Funding Losses....................................... 29
3.05     Inability to Determine Rates......................... 30
3.06     Reserves on Offshore Rate Loans...................... 31
3.07     Certificates of the Bank............................. 31
3.08     Survival............................................. 31

                               ARTICLE IV

         CONDITIONS PRECEDENT................................. 31
4.01     Conditions of Initial Loans.......................... 31
         (a)   Credit Agreement............................... 31
         (b)   Resolutions; Incumbency........................ 31
         (c)   Articles of Incorporation; By-laws and Good
               Standing....................................... 32
         (d)   Guaranties..................................... 32
         (e)   Legal Opinions................................. 32
         (f)   Payment of Fees................................ 33
         (g)   Certificate.................................... 33
         (h)   Financial Statements........................... 34
         (i)   Due Diligence.................................. 34
         (j)   Other Documents................................ 34
         (k)   No Material Adverse Change..................... 34
         (l)   Amendment to September Agreement............... 34
4.02     Conditions  to  All  Borrowings...................... 34
         (a)   Notice of Borrowing or
               Continuation/Conversion........................ 34
         (b)   Continuation of Representations and
               Warranties..................................... 34
         (c)   No Existing Default............................ 34

                               ARTICLE V

         REPRESENTATIONS AND WARRANTIES....................... 35
5.01     Corporate Existence and Power........................ 35
5.02     Corporate Authorization; No Contravention............ 35
5.03     Governmental Authorization........................... 36
5.04     Binding Effect....................................... 36
5.05     Litigation........................................... 36
5.06     No Default........................................... 36
5.07     ERISA Compliance..................................... 37
5.08     Use of Proceeds; Margin Regulations.................. 38


Section                                                      Page
- - -------                                                      ----

5.09     Title to Properties................................. 38
5.10     Taxes............................................... 39
5.11     Financial Condition................................. 39
5.12     Environmental Matters............................... 39
5.13     Guaranty............................................ 40
5.14     Regulated Entities.................................. 40
5.15     No Burdensome Restrictions.......................... 40
5.16     Solvency............................................ 40
5.17     Labor Relations..................................... 40
5.18     Copyrights, Patents, Trademarks and Licenses, etc... 41
5.19     Subsidiaries........................................ 41
5.20     Broker's; Transaction Fees.......................... 41
5.21     Insurance........................................... 41
5.22     Full Disclosure..................................... 41

                              ARTICLE VI

         AFFIRMATIVE COVENANTS............................... 42
6.01     Financial Statements................................ 42
6.02     Certificates; Other Information..................... 42
6.03     Notices............................................. 43
6.04     Preservation of Corporate Existence, Etc............ 44
6.05     Maintenance of Property............................. 45
6.06     Insurance........................................... 45
6.07     Payment of Obligations.............................. 45
6.08     Compliance with Laws................................ 46
6.09     Inspection of Property and Books and Records........ 46
6.10     Environmental Laws.................................. 46
6.11     Use of Proceeds..................................... 47
6.12     Solvency............................................ 47
6.13     Further Assurances.................................. 47
6.14     Licensing........................................... 47

                              ARTICLE VII

         NEGATIVE COVENANTS.................................. 47
7.01     Limitation on Liens................................. 47
7.02     Disposition of Assets............................... 49
7.03     Consolidations and Mergers.......................... 50
7.04     Loans and Investments............................... 50
7.05     Limitation on Indebtedness.......................... 51
7.06     Transactions with Affiliates........................ 51
7.07     Use of Proceeds..................................... 52
7.08     Contingent Obligations.............................. 52
7.09     Joint Ventures...................................... 52
7.10     Compliance with ERISA............................... 52
7.11     Lease Obligations................................... 53
7.12     Restricted Payments................................. 53
7.13     Net Funded Debt to EBITDA Ratio..................... 54


Section                                                      Page
- - -------                                                      ----
7.14     EBITDA to Consolidated Net Interest Expense
         Ratio............................................... 54
7.15     Tangible Net Worth.................................. 54
7.16     Change in Business.................................. 54
7.17     Accounting Changes.................................. 54
7.18     Use of Proceeds - Ineligible Securities............. 54

                             ARTICLE VIII

         EVENTS OF DEFAULT................................... 55
8.01     Event of Default.................................... 55
         (a)   Non-Payment................................... 55
         (b)   Representation or Warranty ................... 55
         (c)   Specific Defaults............................. 55
         (d)   Other Defaults................................ 55
         (e)   Cross-Default................................. 55
         (f)   Insolvency; Voluntary Proceedings............. 56
         (g)   Involuntary Proceedings....................... 56
         (h)   ERISA......................................... 56
         (i)   Monetary Judgments............................ 57
         (j)   Non-Monetary Judgments........................ 57
         (k)   Loss of Licenses.............................. 57
         (1)   Adverse Change................................ 58
         (m)   Guarantor Defaults............................ 58

8.02     Remedies............................................ 58
8.03     Rights Not Exclusive................................ 58

                              ARTICLE IX

         MISCELLANEOUS....................................... 59
9.01     Amendments and Waivers.............................. 59
9.02     Notices............................................. 59
9.03     No Waiver; Cumulative Remedies...................... 59
9.04     Costs and Expenses.................................. 60
9.05     Indemnity........................................... 60
         (a)   General Indemnity............................. 60
         (b)   Environmental Indemnity....................... 61
9.06     Marshalling; Payments Set Aside..................... 61
9.07     Successors and Assigns...............................62
9.08     Assignments, Participations, etc.....................62
9.09     Set-off............................................. 63
9.10     Automatic Debits of Fees............................ 64
9.11     Counterparts........................................ 64
9.12     Severability........................................ 64
9.13     No Third Parties Benefited.......................... 64
9.14     Time................................................ 64
9.15     Governing Law and Jurisdiction...................... 65
9.16     Waiver of Jury Trial................................ 65
9.17     Notice of Claims; Claims Bar........................ 65


Section                                                    Page
- - -------                                                    ----
9.18     Entire Agreement................................... 66
9.19     Interpretation..................................... 66

SCHEDULES

Schedule 1.01    Currently Owned Government Securities
Schedule 4.01    Healthcare Complaints and Notices
Schedule 5.05    Litigation
Schedule 5.07    ERISA
Schedule 5.11    Permitted Liabilities
Schedule 5.12    Environmental Matters
Schedule 5.19    Subsidiaries and Equity Investments
Schedule 7.01    Permitted Liens
Schedule 7.02    Dispositions Planned and Permitted
Schedule 7.05    Permitted Indebtedness
Schedule 7.08    Contingent Obligations

EXHIBITS

Exhibit A        Guaranty
Exhibit B        Compliance certificate

                                CREDIT AGREEMENT


     This CREDIT AGREEMENT is entered into as of May 6, 1994, among Community Psychiatric Centers, a Nevada corporation ("CPC"), Transitional Hospitals Corporation, a Delaware corporation ("THC"), and Bank of America National Trust and Savings Association, a United States national banking association ("Bank").

     WHEREAS, the Bank has agreed to make available to the company a revolving credit facility upon the terms and conditions set forth in this Agreement;

     NOW, THEREFORE, in consideration of the mutual agreements, provisions and covenants contained herein, the parties agree as follows:


                                   ARTICLE I

                                  DEFINITIONS

     1.01 Defined Terms. In addition to the terms defined elsewhere in this Agreement, the following terms have the following meanings:

              "Arranger" means BB Securities, Inc., a wholly-owned subsidiary of BankAmerica corporation. The Arranger is a registered broker-dealer and permitted to underwrite and deal in certain Ineligible Securities.

              "Acquisition" means any transaction or series of related transactions for the purpose of or resulting, directly or indirectly, in (a) the acquisition of all or substantially all of the assets of a Person, or of any business or division of a Person (including, without limitation, acquisition by, assumption, purchase, assignment, sublease or in any other manner of leases, leasehold interests or lease rights or obligations), (b) the acquisition, of in excess of 50% of the capital stock, partnership interests or equity of any Person or otherwise causing any Person to become a Subsidiary of the Company, or
         (c) a merger or consolidation or any other combination with another Person (other than a Person that is a Subsidiary of the Company) provided that the Company or the Company's Subsidiary is the surviving entity or retains record and beneficial ownership of in excess of fifty percent (50%) of the voting stock thereof.

              "Affiliate" means, as to any Person, any other Person which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person.

         A Person shall be deemed to control another Person if the controlling Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of the other Person, whether through the ownership of voting securities, by contract or otherwise. Without limitation, any director, executive officer or beneficial owner of 5% or more of the equity of a Person, other than such a beneficial owner of the Company's equity who is neither an officer nor a director of the Company or any of its Subsidiaries and who holds such equity for investment, shall for the purposes of this Agreement, be deemed to control the other Person. Notwithstanding the foregoing, no Bank shall be deemed an "Affiliate" of the Company or of any Subsidiary of the Company.

              "Agreement" means this Credit Agreement, as amended from time to time in accordance with the terms hereof.

              "Applicable Margin" means

                  (i) with respect to Base Rate Loans, one and fifty hundredths percent (1.50%); and

                  (ii) with respect to Offshore Rate Loans, two and seventy five hundredths percent (2.75%) per annum.

              "Assignee" has the meaning specified in subsection 9.08(a).

              "Attorney Costs" means and includes all reasonable fees and disbursements of any law firm or other external counsel, the reasonably allocated reasonable fees of internal legal services and all reasonable disbursements of internal counsel.

              "Bank" has the meaning specified in the introductory clause hereto.

              "Bank's Payment Office" means the address for payments set forth on the signature page hereto in relation to the Bank or such other address as the Bank may from time to time specify in accordance with Section 9.02.

              "Bankruptcy Code" means the Federal Bankruptcy Reform Act of 1978 (11 U.S.C. Section 101, et seq.).

              "Base Rate" means, for any day, the higher of:

                  (a) the rate of interest in effect for such day as publicly announced from time to time by the Bank in San Francisco, California, as its "reference rate." It is a rate set by the Bank based upon various factors including the Bank's costs and desired return, general economic conditions and other factors, and is used as a reference point for pricing some loans, which may be priced at, above, or below such announced rate; and

                  (b)     0.50% per annum above the latest Federal Funds Rate.

              Any change in the reference rate announced by the Bank shall take effect at the opening of business on the day specified in the public announcement of such change.

              "Base Rate Loan" means a Loan that bears interest based on the Base Rate.

              "Borrowing" means a borrowing hereunder.

              "Business Day", if it relates to a Base Rate Loan, means any day other than a Saturday, Sunday or other day on which commercial banks in New York City or Los Angeles are authorized or required by law to close and, if it relates to any Offshore Rate Loan, means a day on which dealings are carried on in the applicable offshore dollar interbank market.

              "Capital Adequacy Regulation" means any guideline, request or directive of any central bank or other Governmental Authority, or any other law, rule or regulation, whether or not having the force of law, in each case, regarding capital adequacy of any bank or of any corporation controlling a bank.

              "Capital Expenditures" means, for any period and with respect to any Person, the aggregate of all expenditures by such Person and its Subsidiaries for the acquisition or leasing of fixed or capital assets or additions to equipment (including replacements, capitalized repairs and improvements during such period) which should be capitalized under GAAP on a consolidated balance sheet of such Person and its Subsidiaries. Without limiting the foregoing, each Acquisition is a Capital Expenditure.

              "Capital Lease" has the meaning specified in the definition of "Capital Lease Obligations."

              "Capital Lease Obligations" means all monetary obligations of the Company or any of its Subsidiaries under any leasing or similar arrangement which, in accordance with GAAP, is classified as a capital lease ("Capital Lease").

              "Cash" means (a) currency or (b) a credit balance in any bank account.

              "Cash Equivalents" means:

                  (a) securities issued or fully guaranteed or insured by the United States Government or any agency thereof and backed by the full faith and credit of the United States having maturities of not more than ten years from the date of acquisition and securities currently owned by the Company appearing on
              Schedule 1.01 until that portfolio is liquidated in the Ordinary Course of Business;

                  (b) certificates of deposit, time deposits, Eurodollar time deposits, repurchase agreements, reverse repurchase agreements, or bankers' acceptances, having in each case a tenor of not more than twelve months, issued by any Bank, or by any U.S. commercial bank having combined capital and surplus of not less than $100,000,000 whose short term securities are rated at least A-1 by Standard & Poor's Corporation and P-1 by Moody's Investors Service, Inc.;

                  (c) commercial paper of an issuer rated at least A-1 by Standard & Poor's Corporation or P-1 by Moody's Investors Service Inc. and in either case having a tenor of not more than three months; and

                  (d) senior corporate debt instruments or municipal obligations of an issuer rated at least AAA by Standard & Poor's Corporation or the equivalent by Moody's Investors Services Inc. and in either case having maturities of not more than ten years.

              "CERCLA" has the meaning specified in the definition of "Environmental Laws."

              "Closing Date" means the date on which all conditions precedent set forth in Section 4.01 are satisfied or waived by the Bank.

              "Code" means the Internal Revenue Code of 1986 as amended, and regulations from time to time promulgated thereunder.

              "Commitment" has the meaning specified in subsection 2.01.

              "Company" means CPC and each of its Subsidiaries.

              "Compliance Certificate" means a certificate of a Responsible Officer delivered pursuant to subsection 6.02(a) in substantially the form of Exhibit B hereto.

              "Consolidated Assets" means for the Company and its Subsidiaries, the aggregate book value of the Company's assets, as shown in the consolidated financial statements of the Company prepared in accordance with GAAP.

              "Consolidated Interest Expense" means, for any period, and with respect to any Person, gross consolidated interest expense for the period (including all commissions, discounts, fees and other charges in connection with standby letters of credit and similar instruments) for such Person and its Subsidiaries, plus the portion of the up-front costs and expenses for Rate Contracts (to the extent not included in gross interest expense) fairly allocated to such Rate Contracts as expenses for such period as determined in accordance with GAAP.

              "Consolidated Interest Income" means, for any period and with respect to any Person, gross consolidated interest income for the period of such Person and its Subsidiaries.

              "Consolidated Net Interest Expense" means Consolidated Interest Expense net of Consolidated Interest Income.

              "Contingent Obligation" means, as to any Person, (a) any Guaranty Obligation of that Person; and (b) any direct or indirect obligation or liability, contingent or otherwise, of that Person (i) in respect of any Surety Instrument issued for the account of that Person or as to which that Person is otherwise liable for reimbursement of drawings or payments, (ii) to purchase any materials, supplies or other
         Property from, or to obtain the services of, another Person if the relevant contract or other related document or obligation requires that payment for such materials, supplies or other Property, or for such services, shall be made regardless of whether delivery of such materials, supplies or other Property is ever made or tendered or such services are ever performed or tendered to such Person, or
         (iii) in respect of any Rate Contract that is not entered into in connection with a bona fide hedging operation that provides offsetting benefits to such Person. The amount of any Contingent Obligation shall (subject, in the case of Guaranty Obligations, to the last sentence of the definition of "Guaranty Obligation") be deemed equal to the maximum reasonably anticipated liability in respect thereof, and shall, with respect to item (iii) of this definition, be marked to market on a current basis.

              "Contractual Obligations" means, as to any Person, any provision of any security issued by such Person or of any agreement, undertaking, contract, indenture, mortgage, deed of trust or other instrument, document or agreement to which such Person is a party or by which it or any of its Property is bound.

              "Controlled Group" means the Company and all Persons (whether or not incorporated) under common control or treated as a single employer with the Company pursuant to Section 414(b), (c), (m) or (o) of the Code.

              "Conversion Date" means any date on which the Company converts a Base Rate Loan to an Offshore Rate Loan or an Offshore Rate Loan to a Base Rate Loan.

              "Default" means any event or circumstance which, with the giving of notice, the lapse of time, or both, would (if not cured or otherwise remedied during such time) constitute an Event of Default.

              "Disposition" means (i) the sale, lease, conveyance or other disposition of Property, other than sales or other dispositions expressly permitted by subsection 7.02(a) or 7.02(b), and (ii) the sale or transfer by the Company or any Subsidiary of the Company of any equity securities issued by any Subsidiary of the Company and held by such transferor Person.

              "Dollars", "dollars" and "$" each mean lawful money of the United States.

              "Domestic Lending Office" means the office of the Bank designated as such in the signature pages hereto or such other office of the Bank as it may from time to time specify to the Company.

              "Domestic Subsidiary" means any Subsidiary of CPC which is incorporated under the laws of a state of the United States or of the District of Columbia.

              "EBITDA" means, for any period and for any Person, for such Person and its Subsidiaries on a consolidated basis, determined in accordance with GAAP, the sum of (a) the net income (or net loss) for such period, plus (b) all amounts treated as expenses for depreciation and the amortization of intangibles of any kind to the extent included in the determination of such net income (or loss), plus (c) all taxes on or measured by income to the extent included in the determination of such net income (or loss), plus (d) with respect to the Company and its Subsidiaries for any period ending on or before the last day of February 1994, the restructuring charge of $34,906,000 as disclosed in the Company's Form 10Q for the quarter ended February 28, 1993 plus (e) Consolidated Net Interest Expense for such period; provided, however, that net income (or loss) shall be computed for these purposes without giving effect to extraordinary losses or extraordinary gains.

              "EBITDA to Consolidated Net Interest Expense" means the ratio, as of the last day of any fiscal quarter, of (a) EBITDA for the fiscal period consisting of that fiscal quarter and the three immediately preceding fiscal quarters to (b) the sum of Consolidated Net Interest Expense for such fiscal period.

              "Environmental Claims" means all claims, however asserted, by any Person alleging liability or responsibility for violation of any Environmental Law, or for release or injury to the environment, threat to public health, personal injury (including sickness, disease or death), property damage, natural resources damage, or otherwise alleging liability or responsibility for damages (punitive or otherwise), cleanup, removal, remedial or response costs, restitution, civil or criminal penalties, injunctive relief, or other type of relief, resulting from or based upon the presence, placement, discharge, emission or release (including intentional and unintentional, negligent and non-negligent, sudden or non-sudden, accidental or non-accidental, placement, spills, leaks, discharges, emissions or releases) of any Hazardous Material at, in, or from Property, whether or not owned by the Company.

              "Environmental Laws" means all federal, state or local laws, statutes, common law duties, rules, regulations, ordinances and codes, together with all administrative orders, directed duties, requests, licenses, authorizations and permits of, and agreements with, any Governmental Authorities, in each case relating to environmental, health, safety and land use matters; including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Clean Air Act, the Federal Water Pollution Control
         Act of 1972, the Solid Waste Disposal Act, the Federal Resource Conservation and Recovery Act, the Toxic Substances Control Act, the Emergency Planning and Community Right-to-Know Act, the California Hazardous Waste Control Law, the California Solid Waste Management, Resource, Recovery and Recycling Act, the California Water Code and the California Health and Safety Code.

              "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, and regulations promulgated thereunder.

              "ERISA Affiliate" means any trade or business (whether or not incorporated) under common control with the Company within the meaning of Section 414(b), 414(c) or 414(m) of the Code.

              "ERISA Event" means (a) a Reportable Event with respect to a Qualified Plan or a Multiemployer Plan; (b) a withdrawal by the Company or any ERISA Affiliate from a

         Qualified Plan subject to Section 4063 of ERISA during a plan year in which it was a substantial employer (as defined in Section 4001(a)(2) of ERISA); (c) a complete or partial withdrawal by the Company or any ERISA Affiliate from a Multiemployer Plan; (d) the filing of a notice of intent to terminate, the treatment of a plan amendment as a termination under Section 4041 or 4041A of ERISA or the commencement of proceedings by the PBGC to terminate a Qualified Plan or Multiemployer Plan subject to Title IV of ERISA; (e) a failure by the Company or any member of the Controlled Group to make required contributions to a Qualified Plan or Multiemployer Plan; (f) an event or condition which might reasonably be expected to constitute grounds under Section 4042 of ERISA for the termination of, or the appointment of a trustee to administer, any Qualified Plan or Multiemployer Plan;
         (g) the imposition of any liability under Title IV of ERISA, other than PBGC premiums due but not delinquent under Section 4007 of ERISA, upon the Company or any ERISA Affiliate; (h) an application for a funding waiver or an extension of any amortization period pursuant to
         Section 412 of the Code with respect to any Plan; (i) a non-exempt prohibited transaction occurs with respect to any Plan for which the Company or any Subsidiary of the Company may be directly or indirectly liable; or (j) a violation of the applicable requirements of Section 404 or 405 of ERISA or the exclusive benefit rule under
         Section 401(a) of the Code by any fiduciary or disqualified person with respect to any Plan for which the Company or any member of the Controlled Group may be directly or indirectly liable.

              "Eurodollar Reserve Percentage" has the meaning specified in the definition of "Offshore Rate".

              "Event of Default" means any of the events or circumstances specified in Section 8.01.

              "Event of Loss" means, with respect to any Property, any of the following: (a) any loss, destruction or damage of such Property;
         (b) any pending or threatened institution of any proceedings for the condemnation or seizure of such Property or for the exercise of any right of eminent domain; or (c) any actual condemnation, seizure or taking, by exercise of the power of eminent domain or otherwise, of such Property, or confiscation of such Property or the requisition of the use of such Property.

              "Exchange Act" means the Securities and Exchange Act of 1934, and regulations promulgated thereunder.

              "FDIC" means the Federal Deposit Insurance Corporation, or any entity succeeding to any of its principal functions.

              "Federal Funds Rate" means, for any period, the rate set forth in the weekly statistical release designated as H.15(519), or any successor publication, published by the Federal Reserve Board (including any such successor, "H.15(519)") for such day opposite the caption "Federal Funds (Effective)". If on any relevant day such rate is not yet published in H.15(519), the rate for such day will be the rate set forth in the daily statistical release designated as the Composite 3:30 p.m. Quotations for U.S. Government Securities, or any successor publication, published by the Federal Reserve Bank of New York (including any such successor, the "Composite 3:30 p.m. Quotation") for such day under the caption "Federal Funds Effective Rate". If on any relevant day the appropriate rate for such previous day is not yet published in either H.15(519) or the Composite
         3:30 p.m. Quotations, the rate for such day will be the arithmetic mean as determined by the Bank of the rates for the last transaction in overnight Federal funds arranged prior to 9:00 a.m. (New York time) on that day by each of three leading brokers of Federal funds transactions in New York City selected by the Bank.

              "Federal Reserve Board" means the Board of Governors of the Federal Reserve System, or any entity succeeding to any of its principal functions.

              "Funded Debt" means the sum on a consolidated basis, as of the last day of any fiscal quarter, of (a) the aggregate principal amount of all Indebtedness of the Company for borrowed money (including debt securities issued by the Company) on that date, plus (b) the aggregate amount of all monetary obligations of the Company in respect of Capital Leases on that date (but excluding leases among the Company and its Subsidiaries), plus (c) the aggregate amounts on which a drawing has been received or paid by an issuing bank under any letter of credit for which the Company is an account party which drawing or payment has not been reimbursed to the issuing bank by the Company as of the date of determination, all as determined in accordance with GAAP.

              "GAAP" means generally accepted accounting principles set forth from time to time in the opinions and pronouncements of the Accounting Principles Board and the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board (or agencies with similar functions of comparable stature and authority within the accounting profession), or in such other statements by such other entity as may be in general use by significant segments of the U.S. accounting profession, which are applicable to the circumstances as of the date of determination.

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

              "Guarantor" means each Domestic Subsidiary of the Company and, with respect to borrowing by THC, the Company itself.

              "Guaranty" means each Guaranty, substantially in the form of Exhibit A with appropriate insertions, with respect to the obligations of the Company, executed by each Subsidiary and, with respect to the obligations of THC, by the Company and each Subsidiary other than THC.

              "Guaranty Obligation" means, as applied to any Person, any direct or indirect liability of that Person with respect to any Indebtedness, lease, dividend, letter of credit or other obligation (the "primary obligations") of another Person (the "primary obligor"), including any obligation of that Person, whether or not contingent,
         (a) to purchase, repurchase or otherwise acquire such primary obligations or any property constituting direct or indirect security therefor, or (b) to advance or provide funds (i) for the payment or discharge of any such primary obligation, or (ii) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency or any balance sheet item, level of income or financial condition of the primary obligor, or (c) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation, or
         (d) otherwise to assure or hold harmless the holder of any such primary obligation against loss in respect thereof; in each case
         (a), (b), (c) or (d), including arrangements wherein the rights and remedies of the holder of the primary obligation are limited to repossession or sale of certain property of such Person. The amount of any Guaranty Obligation shall be deemed equal to the stated or determinable amount of the primary obligation in respect of which such Guaranty Obligation is made or, if not stated or if indeterminable, the maximum reasonably anticipated liability in respect thereof.

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

              "Indebtedness" of any Person means, without duplication, (a) all indebtedness for borrowed money; (b) all obligations issued, undertaken or assumed as the deferred purchase price of property or services (other than trade payables entered into in the ordinary course of business pursuant to ordinary terms); (c) all non-contingent reimbursement or payment obligations with respect to Surety Instruments; (d) all obligations evidenced by notes, bonds, debentures or similar instruments, including obligations so evidenced incurred in connection with the acquisition of property, assets or businesses; (e) all indebtedness created or arising under any conditional sale or other title retention agreement, or incurred as financing, in either case with respect to Property acquired by the Person (even though the rights and remedies of the seller or bank under such agreement in the event of default are limited to repossession or sale of such property); (f) all Capital Lease Obligations; (g) all net obligations with respect to Rate Contracts;
         (h) all indebtedness referred to in clauses (a) through (g) above secured by (or for which the holder of such Indebtedness has an existing right, contingent or otherwise, to be secured by) any Lien upon or in Property (including accounts and contracts rights) owned by such Person, even though such Person has not assumed or become liable for the payment of such Indebtedness; and (i) all Guaranty Obligations in respect of indebtedness or obligations of others of the kinds referred to in clauses (a) through (g) above.

              "Indemnified Person" has the meaning specified in subsection 9.05(a).

              "Indemnified Liabilities" has the meaning specified in subsection 9.05(a).

              "Ineligible Securities" means securities which may not be underwritten or dealt in by member banks of the Federal Reserve System under Section 16 of the Banking Act of 1933 (12 U.S.C.
         Section 24, Seventh), as amended.

              "Insolvency Proceeding" means (a) any case, action or proceeding before any court or other Governmental Authority relating to bankruptcy, reorganization, insolvency, liquidation, receivership, dissolution, winding-up or relief of debtors, or (b) any general assignment for the benefit of creditors, composition, marshalling of assets for creditors, or other, similar arrangement in respect of its creditors generally or any substantial portion of its creditors; in each case (a) and (b) undertaken under U.S. Federal, State or foreign law, including the Bankruptcy Code.

              "Intangible Assets" means assets that are considered intangible assets under GAAP, including customer lists, goodwill, internally developed computer software, copyrights, trade names, trademarks and patents but not including the Company's SMS computer project and costs relating thereto or costs relating to the startup of any facilities.

              "Interest Payment Date" means, with respect to any Offshore Rate Loan, the last day of each Interest Period applicable to such Loan and, with respect to Base Rate Loans, the last Business Day of each calendar quarter and each date a Base Rate Loan is converted into an Offshore Rate Loan, provided, however, that if any Interest Period for a Offshore Rate Loan exceeds three months, the date which falls three months after the beginning of such Interest Period and after each Interest Payment Date thereafter shall also be an Interest Payment Date.

              "Interest Period" means, (a) with respect to any Offshore Rate Loan, the period commencing on the Business Day the Loan is disbursed or continued or on the Conversion Date on which the Loan is converted to the Offshore Rate Loan and ending on the date one, two, three or six months thereafter, as selected by the Company in its Notice of Borrowing or Notice of Conversion/Continuation; and (b) provided that:

                   (i) if any Interest Period pertaining to an Offshore Rate Loan would otherwise end on a day which is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day unless, in the case of an Offshore Rate Loan, the result of such extension would be to carry such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding Business Day;

                   (ii) any Interest Period pertaining to an Offshore Rate Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of the calendar month at the end of such Interest Period; and

                   (iii) no Interest Period for any Loan shall extend beyond the Termination Date.

              "Joint Venture" means a single-purpose corporation, partnership, joint venture or other similar legal arrangement (whether created pursuant to contract or conducted through a separate legal entity) now or hereafter formed by the Company or any of its Subsidiaries with another Person in order to conduct a common venture or enterprise with such Person.

              "Lending Office" means, with respect to the Bank, the office or offices of the Bank specified as its "Lending Office" or "Domestic Lending Office" or "Offshore Lending Office", as the case may be, opposite its name on the signature page hereto, or such other office or offices of the Bank as it may from time to time notify the Company.

              "Lien" means any mortgage, deed of trust, pledge, hypothecation, assignment, charge or deposit arrangement, encumbrance, lien (statutory or other) or preference, priority or other security interest or preferential arrangement of any kind or nature whatsoever (including those created by, arising under or evidenced by any conditional sale or other title retention agreement, the interest of a lessor under a Capital Lease Obligation, any financing lease having substantially the same economic effect as any of the foregoing, or the filing of any financing statement naming the owner of the asset to which such lien relates as debtor, under the UCC or any comparable law) and any contingent or other agreement to provide any of the foregoing, but not including the interest of a lessor under an Operating Lease.

              "Loan" means an extension of credit by the Bank to the Company or THC pursuant to Article II, and may be a Base Rate Loan or an Offshore Rate Loan.

              "Loan Documents" means this Agreement, the Guaranties and all documents delivered to the Bank in connection therewith and all Rate Contracts between the Company or any Subsidiary and the Bank.

              "Margin Stock" means "margin stock" as such term is defined in Regulation G, T, U or X of the Federal Reserve Board.

              "Material Adverse Effect" means (a) a material adverse change in or a material adverse effect upon the operations, business, properties, condition (financial or otherwise) or prospects of the Company or the Company and its Subsidiaries taken as a whole, or
         (b) an impairment of the ability of the Company to perform under any Loan Document and avoid any Event of Default, or (c) the illegality, invalidity, nonbinding effect or unenforceability of any material Loan Document. However, neither the effectuation of the restructuring disclosed in the Form 10Q of the Company for the quarter ended February 28, 1993 nor the effectuation of the restructuring disclosed in the Form 10Q of the Company for the quarter ended February 28, 1994 shall be deemed to be a subsequent Material Adverse Effect.

              "Multiemployer Plan" means a "multiemployer plan" (within the meaning of Section 4001(a)(3) of ERISA) and to which any member of the Controlled Group makes, is making, or is obligated to make contributions or, during the preceding three calendar years, has made, or been obligated to make, contributions.

              "Net Funded Debt" means Funded Debt net of Cash and Cash Equivalents held by or in the name of the Company.

              "Net Funded Debt to EBITDA Ratio" means the ratio, as of the last day of any fiscal quarter, of: (a) Net Funded Debt on such date to (b) EBITDA for the fiscal period consisting of that fiscal quarter and the three immediately preceding fiscal quarters.

              "Net Issuance Proceeds" means, in respect of any issuance of equity, cash proceeds and non-cash proceeds received or receivable by the Company in connection therewith, net of commissions and underwriting discounts and reasonable out-of-pocket costs and expenses paid or incurred in connection therewith in favor of any Person not an Affiliate of the Company, such costs and expenses not to exceed 5% of the gross proceeds of such issuance.

              "Net Proceeds" means proceeds in cash, checks or other cash equivalent financial instruments (including Cash Equivalents) as and when received by the Person making a Disposition, net of: (a) the direct costs relating to such Disposition excluding amounts payable to the Company or any Affiliate of the Company, (b) sale, use or other transaction taxes paid or payable as a result thereof, and
         (c) amounts required to be applied to repay principal, interest and prepayment premiums and penalties on Indebtedness secured by a Lien on the asset which is the subject of such Disposition.
         "Net Proceeds" shall also include proceeds paid on account of any Event of Loss; and net of (i) all money actually applied to repair or reconstruct the damaged property or property affected by the condemnation or taking, (ii) all of the costs and expenses reasonably incurred in connection with the collection of such proceeds, award or other payments, and (iii) any amounts retained by or paid to parties having superior rights to such proceeds, awards or other payments.

              "Notice of Borrowing" means a notice given by the Company to the Bank pursuant to Section 2.03, in a form acceptable to the Bank.

              "Notice of Conversion/Continuation" means a notice given by the Company to the Bank pursuant to Section 2.04, in a form acceptable to the Bank.

              "Notice of Lien" means any "notice of lien" or similar document intended to be filed or recorded with any court, registry, recorder's office, central filing office or other Governmental Authority for the purpose of evidencing, creating, perfecting or preserving the priority of a Lien securing obligations owing to a Governmental Authority.

              "Obligations" means all Loans, and other Indebtedness, advances, debts, liabilities, obligations, covenants and duties owing by the Company to the Bank, or any other Person required to be indemnified, that arises under any Loan Document, whether or not for the payment of money, whether arising by reason of an extension of credit, loan, guaranty, indemnification or in any other manner, whether direct or indirect (including those acquired by assignment), absolute or contingent, due or to become due, now existing or hereafter arising and however acquired.

              "Offshore Lending Office" means with respect to the Bank, the office of the Bank designated as such in the signature pages hereto or such other office of the Bank as the Bank may from time to time specify to the Company.

              "Offshore Rate" means, for each Interest Period in respect of Offshore Rate Loans comprising part of the same Borrowing, an interest rate per annum (rounded upward to the nearest 1/16th of 1%) determined pursuant to the following formula:

                                        LIBOR
         Offshore Rate = ------------------------------------
                         1.00 - Eurodollar Reserve Percentage

         Where,

                   "Eurodollar Reserve Percentage" means the maximum reserve
              percentage (expressed as a decimal, rounded upward to the nearest 1/100th of 1%) in effect on the date LIBOR for such Interest Period is determined (whether or not applicable to the Bank) under regulations issued from time to time by the Federal
              Reserve Board for determining the maximum reserve requirement (including any emergency, supplemental or other marginal reserve requirement) with respect to Eurocurrency funding (currently referred to as

                   "Eurocurrency liabilities") having a term comparable to
              such Interest Period; and

                   "LIBOR" means the rate of interest per annum determined
              by the Bank to be the arithmetic mean (rounded upward to the nearest 1/16th of 1%) of the rates of interest per annum at which dollar deposits in the approximate amount of the amount of the Loan to be made or continued as, or converted into, an Offshore Rate Loan by the Bank and having a maturity comparable to such Interest Period would be offered to major banks in the London interbank market at their request at or about 11:00 a.m. (London time) on the second Business Day prior to the commencement of such Interest Period.

                   The Offshore Rate shall be adjusted automatically as of the effective date of any change in the Eurodollar Reserve Percentage.

              "Offshore Rate Loan" means a Loan that bears interest based on the Offshore Rate.

              "Operating Lease" means, as applied to any Person, any lease of Property which is not a Capital Lease.

              "Ordinary Course of Business" means, in respect of any transaction involving the Company or any Subsidiary of the Company, the ordinary course of such Person's business, as conducted by any such Person in accordance with past practice and undertaken by such Person in good faith and not for purposes of evading any covenant or restriction in any Loan Document.

              "Organization Documents" means, for any corporation, the certificate or articles of incorporation, the bylaws, any certificate of determination or instrument relating to the rights of preferred shareholders of such corporation, any shareholder rights agreement, and all applicable resolutions of the board of directors (or any committee thereof) of such corporation.

              "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any of its principal functions under ERISA.

              "Participant" has the meaning specified in subsection 9.08(b).

              "Permitted Liens" has the meaning specified in Section 7.01.

              "Person" means an individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture or Governmental Authority.

              "Plan" means an employee benefit plan (as defined in Section 3(3) of ERISA) which the Company or any member of the Controlled Group sponsors or maintains or to which the Company or any member of the Controlled Group makes, is making or is obligated to make contributions, and includes any Multiemployer Plan or Qualified Plan.

              "Property" means any interest in any kind of property or asset, whether real, personal or mixed, and whether tangible or intangible.

              "Qualified Plan" means a pension plan (as defined in Section 3(2) of ERISA) intended to be tax-qualified under Section 401(a) of the Code and which any member of the Controlled Group sponsors, maintains, or to which it makes, is making or is obligated to make contributions, or in the case of a multiple employer plan (as described in Section 4064(a) of ERISA) has made contributions at any time during the immediately preceding period covering at least five
         (5) plan years, but excluding any Multiemployer Plan.

              "Rate Contracts" means swap agreements (as such term is defined in Section 101 of the Bankruptcy Code) and any other agreements or arrangements designed to provide protection against fluctuations in interest or currency exchange rates.

              "Reportable Event" means, as to any Plan, (a) any of the events set forth in Section 4043(b) of ERISA or the regulations thereunder, other than any such event for which the 30-day notice requirement under ERISA has been waived in regulations issued by the PBGC, (b) a withdrawal from a Plan described in Section 4063 of ERISA, or (c) a cessation of operations described in Section 4062(e) of ERISA.

              "Requirement of Law" means, as to any Person, any law (statutory or common), treaty, rule or regulation or determination of an arbitrator or of a Governmental Authority, in each case applicable to or binding upon the Person or any of its property or to which the Person or any of its property is subject.

              "Responsible Officer" means the chief executive officer or the president of the Company, or any other officer having substantially the same authority and responsibility; or, with respect to compliance with financial covenants, the chief financial officer or the treasurer of the Company, or any other officer having substantially the same authority and responsibility.

                "SEC" means the Securities and Exchange Commission, or any entity succeeding to any of its principal functions.

                 "September Agreement" means the Credit Agreement dated as of September 20, 1993 among CPC, THC and the Bank, as the same may be amended, modified or supplemented from time to time.

                 "Shareholders' Equity" means, as of any date of determination and with respect to any Person, the consolidated shareholders' equity of the Person as of that date determined in accordance with GAAP.

                 "Solvent" means, as to any Person at any time, that (a) the fair value of the Property of such Person is greater than the amount of such Person's liabilities (including disputed, contingent and unliquidated liabilities) as such value is established and liabilities evaluated for purposes of Section 101(31) of the Bankruptcy Code and, in the alternative, for purposes of the California Uniform Fraudulent Transfer Act; (b) the present fair saleable value of the Property of such Person is not less than the amount that will be required to pay the probable liability of such Person on its debts as they become absolute and matured; (c) such Person is able to realize upon its Property and pay its debts and other liabilities (including disputed, contingent and unliquidated liabilities) as they mature in the normal course of business; (d) such Person does not intend to, and does not believe that it will, incur debts or liabilities beyond such Person's ability to pay as such debts and liabilities mature; and (e) such Person is not engaged in business or a transaction, and is not about to engage in business or a transaction, for which such Person's property would constitute unreasonably small capital.

                 "Subsidiary" of a Person means any corporation, association, partnership, joint venture or other business entity of which more than 50% of the voting stock or other equity interests (in the case of Persons other than corporations), is owned or controlled directly or indirectly by the Person, or one or more of the Subsidiaries of the Person, or a combination thereof.

                 "Surety Instruments" means all letters of credit (including standby and commercial), banker's acceptances, bank guaranties, shipside bonds, surety bonds and similar instruments.

                 "Tangible Net Worth" means, as of any date of determination, the Shareholders' Equity of the Company and its Subsidiaries on that date minus the aggregate Intangible Assets of the Company and its Subsidiaries on that date.

                 "Termination Date" means the earliest to occur of:

                          (a)      December 31, 1994; or

                          (b) the date on which the Commitment shall terminate in accordance with the provisions of this Agreement.

                 "Total Liabilities" means the total liabilities of the Company and its Subsidiaries on a consolidated basis as calculated in accordance with GAAP.

                 "Transferee" has the meaning specified in subsection 9.08(c).

                 "Unfunded Pension Liabilities" means the excess of a Plan's benefit liabilities under Section 4001(a)(16) of ERISA, over the current value of that Plan's assets, determined in accordance with the assumptions used by the Plan's actuaries for funding the Plan pursuant to section 412 for the applicable plan year.

                 "United States" and "U.S." each means the United States of America.

                 "Wholly-Owned Subsidiary" means any corporation in which (other than directors' qualifying shares required by law) 100% of the capital stock of each class having ordinary voting power, and 100% of the capital stock of every other class, in each case, at the time as of which any determination is being made, is owned, beneficially and of record, by the Company, or by one or more of the other Wholly-Owned Subsidiaries, or both.

                 "Withdrawal Liabilities" means, as of any determination date, the aggregate amount of the liabilities, if any, pursuant to Section 4201 of ERISA if the Controlled Group made a complete withdrawal from all Multiemployer Plans and any increase in contributions pursuant to
         Section 4243 of ERISA.

         1.02    Other Interpretive Provisions.

                 (a) Defined Terms. Unless otherwise specified herein or therein, all terms defined in this Agreement shall have the defined meanings when used in any certificate or other document made or delivered pursuant hereto. The meaning of defined terms shall be equally applicable to the singular and plural forms of the defined terms. Terms (including uncapitalized terms) not otherwise defined herein and that are defined in the UCC shall have the meanings therein described.

                 (b) The Agreement. The words "hereof", "herein", "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement; and subsection, section, schedule and exhibit references are to this Agreement unless otherwise specified.

                 (c)       Certain Common Terms.

                    (i) The term "documents" includes any and all instruments, documents, agreements, certificates, indentures, notices and other writings, however evidenced.

                   (ii) The term "including" is not limiting and means "including without limitation."

                 (d) Performance; Time. Whenever any performance obligation hereunder (other than a payment obligation) shall be stated to be due or required to be satisfied on a day other than a Business Day, such performance shall be made or satisfied on the next succeeding Business Day. In the computation of periods of time from a specified date to a later specified date or the date on or as of which performance is due or an act is to be performed or a computation is to be made, the word "from" means "from and including"; the words "to," "before", "in advance of", "prior" and "prior to", "actual days elapsed" and "until" each mean "to but excluding", and the word "through" means "to and including." If any provision of this Agreement refers to any action taken or to be taken by any Person, or which such Person is prohibited from taking, such provision shall be interpreted to encompass any and all means, direct or indirect, of taking, or not taking, such action.

                 (e) Contracts. Unless otherwise expressly provided herein, references to agreements and other contractual instruments shall be deemed to include all subsequent amendments and other modifications thereto, but only to the extent such amendments and other modifications are not prohibited by the terms of any Loan Document.

                 (f) Laws. References to any statute or regulation are to be construed as including all statutory and regulatory provisions consolidating, amending, replacing, supplementing or interpreting the statute or regulation.

                 (g) Captions. The captions and headings of this Agreement are for convenience of reference only and shall not affect the interpretation of this Agreement.

                 (h) Independence of Provisions. The parties acknowledge that this Agreement and other Loan Documents may use several different limitations, tests or measurements to regulate the same or similar matters, and that such limitations, tests and measurements are cumulative and must each be performed, except as expressly stated to the contrary in this Agreement.

         1.03     Accounting Principles.

         (a) Unless the context otherwise clearly requires, all accounting terms not expressly defined herein shall be construed, and all financial computations required under this Agreement shall be made, in accordance with GAAP, consistently applied.

         (b) References herein to "fiscal year" and "fiscal quarter" refer to such fiscal periods of the Company from time to time in effect.


                                   ARTICLE II

                                   THE CREDIT

         2.01 Amounts and Terms of the Commitment. The Bank agrees, on the terms and conditions hereinafter set forth, to make Loans to the Company from time to time on any Business Day during the period from the Closing Date to the Termination Date, in an aggregate amount not to exceed at any time outstanding the amount of Fifty Million Dollars ($50,000,000) (such amount as the same may be reduced pursuant to Section 2.05 or as a result of one or more assignments pursuant to Section 9.08(a), the Bank's "Commitment"). Within the limits of the Bank's Commitment, and subject to the other terms and conditions hereof, the Company may borrow under this subsection 2.01, prepay pursuant to Section
2.06 and reborrow pursuant to this subsection 2.01.

         2.02 Loan Accounts. The Loans made by the Bank shall be evidenced by one or more loan accounts maintained by the Bank in the ordinary course of business. The loan accounts or records maintained by the Bank shall be conclusive evidence absent manifest error of the amount of the Loans made by the Bank to the Company and the interest and payments thereon. Any failure so to record or any error in doing so shall not, however, limit or otherwise affect the obligation of the Company hereunder to pay any amount owing with respect to the Loans.

         2.03    Procedure for Borrowing.

         (a) Each Borrowing of Loans shall be made upon the Company's irrevocable written notice delivered to the Bank in accordance with Section
9.02 in the form of a Notice of Borrowing (which notice must be received by the Bank prior to 10:00 a.m. Los Angeles time) (i) three Business Days prior to the requested Borrowing date, in the case of Offshore Rate Loans; and (ii) on the day of the requested Borrowing date, in the case of Base Rate Loans, specifying:

                                  (A)       the amount of the Borrowing, which
                 shall be in an aggregate minimum principal amount of five million dollars ($5,000,000) or any multiple of one million dollars ($1,000,000) in excess thereof;

                                  (B)      the requested Borrowing date, which
                 shall be a Business Day;

                                  (C)       whether the Borrowing is to be
                 comprised of Offshore Rate Loans or Base Rate Loans;

                                  (D)      the duration of the Interest Period
                 applicable to such Loans included in such notice. If the Notice of Borrowing shall fail to specify the duration of the Interest Period for any Borrowing comprised of Offshore Rate Loans, such Interest Period shall be three months.

provided, however, that with respect to the Borrowing to be made on the Closing Date, the Notice of Borrowing shall be delivered to the Bank not later than 11:00 a.m. (Los Angeles time) one Business Day before the Closing Date and such Borrowing will consist of Base Rate Loans only; and further provided that if so requested by the Bank, all Borrowings during the first 60 days following the Closing Date shall have the same Interest Period and shall be Base Rate or Offshore Rate Loans for Interest Periods no longer than 30 days.

         (b) The Bank will make the amount of the Borrowing available for the account of the Company at the Bank's Payment Office by 11:00 a.m. (Los Angeles time) on the Borrowing date requested by the Company in funds immediately available. The proceeds of all such Loans will be made available to the Company by the Bank at such office by crediting the account of the Company on the books of the Bank with the aggregate of the amounts made available.

         (c) Unless the Bank shall otherwise agree, during the existence of a Default or an Event of Default, the Company may not elect to have a Loan be made, converted into or continued as an Offshore Rate Loan.

         (d) After giving effect to any Borrowing, there shall not be more than three different Interest Periods in effect.

         2.04    Conversion and Continuation Elections.

          (a) The Company may upon irrevocable written notice to the Bank in accordance with subsection 2.04(b):

                            (i) elect to convert on any Business Day, any Base Rate Loans (or any part thereof in an amount not less than $1,000,000, or that is in an integral multiple of $1,000,000 in excess thereof) into Offshore Rate Loans or;

                           (ii) elect to convert on any Interest Payment Date any Offshore Rate Loans maturing on such Interest Payment Date (or any part thereof in an amount not less than $1,000,000, or that is in an integral multiple of $1,000,000 in excess thereof) into Base Rate Loans; or

                          (iii) elect to renew on any Interest Payment Date any Offshore Rate Loans maturing on such Interest Payment Date (or any part thereof in an amount not less than $1,000,000 or that is in an integral multiple of $1,000,000 in excess thereof);

provided, that if the aggregate amount of Offshore Rate Loans in respect of any Borrowing shall have been reduced, by payment, prepayment, or conversion of part thereof to be less than $1,000,000, such Offshore Rate Loans shall automatically convert into Base Rate Loans, and on and after such date the right of the Company to continue such Loans as, and convert such Loans into, Offshore Rate Loans, as the case may be, shall terminate.

                 (b) The Company shall deliver a Notice of Conversion/ Continuation in accordance with Section 9.02 to be received by the Bank not later than 9:00 a.m. Los Angeles time at least (i) three Business Days in advance of the Conversion Date or continuation date, if the Loans are to be converted into or continued as Offshore Rate Loans; and (ii) one Business Day in advance of the Conversion Date, if the Loans are to be converted into Base Rate Loans; specifying:

                          (A) the proposed Conversion Date or continuation date;

                          (B) the aggregate amount of Loans to be converted or renewed;

                          (C) the nature of the proposed conversion or continuation; and

                          (D)      the duration of the requested Interest
         Period.

                 (c) If upon the expiration of any Interest Period applicable to Offshore Rate Loans, the Company has failed to select timely a new Interest Period to be applicable to such Offshore Rate Loans, or if any Default or Event of Default shall then exist, the Company shall be deemed to have elected to convert such Offshore Rate Loans into Base Rate Loans effective as of the expiration date of such current Interest Period.

                 (d) Unless the Bank shall otherwise agree, during the existence of a Default or Event of Default, the Company may not elect to have a Loan converted into or continued as an Offshore Rate Loan.

                 (e) Notwithstanding any other provision contained in this Agreement, after giving effect to any conversion or continuation of any Loans, there shall not be more than six different Interest Periods in effect.

         2.05 Voluntary Termination or Reduction of the Commitment. The Company may, upon not less than five Business Days' prior notice to the Bank, terminate the Commitment or permanently reduce the Commitment by an aggregate minimum amount of $5,000,000 or any multiple of $1,000,000 in excess thereof; provided that no such reduction or termination shall be permitted if, after giving effect thereto and to any prepayments of the Loans made on the effective date thereof, the then outstanding principal amount of the Loans would exceed the Commitment then in effect and, provided, further, that once reduced in accordance with this Section 2.05, the Commitment may not be increased. All accrued commitment fees to, but not including the effective date of any reduction or termination of the Commitment, shall be paid on the effective date of such reduction or termination.

         2.06 Optional Prepayments. Subject to Section 3.04, the Company may, at any time or from time to time, upon at least one Business Days' prior notice to the Bank, ratably prepay Loans in whole or in part, in amounts of $2,000,000 or any multiple of $1,000,000 in excess thereof. Such notice of prepayment shall specify the date and amount of such prepayment and whether such prepayment is of Base Rate Loans or Offshore Rate Loans, or any combination thereof. Such notice shall not thereafter be revocable by the Company. If such notice is given by the Company, the Company shall make such prepayment and the payment amount specified in such notice shall be due and payable on the date specified therein, together with accrued interest to each such date on the amount prepaid and any amounts required pursuant to Section 3.04.

         2.07 Repayment. On the Termination Date the aggregate principal amount of the Loans outstanding shall be due and payable.

         2.08    Interest.

                 (a) Subject to the provisions below, each Loan shall bear interest on the outstanding principal amount thereof from the date when made at a rate per annum equal to the Offshore Rate or the Base Rate, as the case may be, plus the Applicable Margin.

                 (b) Interest on each Loan shall be paid in arrears on each Interest Payment Date. Interest shall also be paid on the date of any prepayment of Loans pursuant to Section 2.06 for the portion of the Loans so prepaid and upon payment (including prepayment) in full thereof and, during the existence of any Event of Default, interest shall be paid on demand.

          (c) While any Event of Default described in Section 8.01(a) has occurred and is continuing, and following any other Event of Default, after, but only after, acceleration pursuant to paragraph 8.02(b), the Company shall pay interest (after as well as before entry of judgment thereon to the extent permitted by law) on the principal amount of all Loans due and unpaid, at a rate per annum which is equal to the sum of (i) the Base Rate or the Offshore Rate, as the case may be, plus (ii) 2% of the principal thereof plus (iii) the Applicable Margin then in effect for such Loans and, in the case of Obligations not subject to an Applicable Margin or as to which the Applicable Margin is 0% or less, at a rate per annum equal to the Base Rate plus 2% per annum of the principal thereof; provided, however, that, on and after the expiration of any Interest Period applicable to any Offshore Rate Loan outstanding on the date of occurrence of such Event of Default or acceleration, the principal amount of such Loan shall, during the continuation of such Event of Default or after acceleration, bear interest at a rate per annum equal to the Base Rate plus 2% per annum of the principal thereof.

         If any amount of principal of or interest on any Loan, or any other amount payable hereunder or under any of the other Loan Documents is not paid in full when due (whether at stated maturity, by acceleration, demand or otherwise), the Company agrees to pay interest on such unpaid principal or other amount, from the date such amount becomes due until the date such amount is paid in full, and after as well as before any entry of judgment thereon to the extent permitted by law, payable on demand, at a rate per annum equal to the Base Rate plus 2%.

         (d) Anything herein to the contrary notwithstanding, the obligations of the Company hereunder shall be subject to the limitation that payments of interest shall not be required, for any period for which interest is computed hereunder, to the extent (but only to the extent) that contracting for or receiving such payment by the Bank would be contrary to the provisions of any law applicable to the Bank limiting the highest rate of interest which may be lawfully contracted for, charged or received by the Bank, and in such event the Company shall pay the Bank interest at the highest rate permitted by applicable law.

         2.09  Fees.

          (a) Facility Fee. The Company shall pay to the Bank for the Bank's own account on the Closing Date a facility fee equal to five-tenths percent (0.5%) of the Commitment. The fee of $100,000 referred to in the Summary of Terms and Conditions dated December 30, 1993 and executed on January 5, 1994 will, on the Closing Date, be credited to the facility fee.

         (b) Commitment Fees. The Company shall pay to the Bank a commitment fee on the average daily unused portion of the Commitment, computed on a quarterly basis in arrears on the last Business Day of each calendar quarter based upon the daily utilization for that quarter as calculated by the Bank, equal to five-tenths percent (0.5%) per annum. Such commitment fee shall accrue from the Closing Date to the Termination Date and shall be due and payable quarterly in arrears on the last Business Day of each quarter through the Termination Date, with the final payment to be made on the Termination Date; provided that, in connection with any reduction or termination of the Commitment pursuant to Section 2.05, the accrued commitment fee calculated for the period ending on such date shall also be paid on the date of such reduction or termination, with the next succeeding quarterly payment being calculated on the basis of the period from the reduction or termination date to such quarterly payment date. The commitment fees provided in this subsection shall accrue at all times after the above-mentioned commencement date, including at any time during which one or more conditions in Article IV are not met.

         2.10    Computation of Fees and Interest.

                 (a) All computations of interest payable in respect of Base Rate Loans at all times as the Base Rate is determined by the Bank's "reference rate" shall be made on the basis of a year of 365 or 366 days, as the case may be, and actual days elapsed. All other computations of fees and interest under this Agreement shall be made on the basis of a 360-day year and actual days elapsed, which results in more interest being paid than if computed on the basis of a 365-day year. Interest and fees shall accrue during each period during which interest or such fees are computed from the first day thereof to the last day thereof.

                 (b) The Bank will, with reasonable promptness, notify the Company of each determination of an Offshore Rate; provided that any failure to do so shall not relieve the Company of any liability hereunder or provide the basis for any claim against the Bank. Any change in the interest rate on a Loan resulting from a change in the Eurodollar Reserve Percentage shall become effective as of the opening of business on the day on which such change in the Eurodollar Reserve Percentage becomes effective. The Bank will with reasonable promptness notify the Company of the effective date and the amount of each such change, provided that any failure to do so shall not relieve the Company of any liability hereunder or provide the basis for any claim against the Bank.

                 (c) Each determination of an interest rate by the Bank shall be conclusive and binding on the Company in the absence of manifest error.

         2.11    Payments by the Company.

                 (a) All payments (including prepayments) to be made by the Company on account of principal, interest, fees and other amounts required hereunder shall be made without set-off, recoupment or counterclaim; shall, except as otherwise expressly provided herein, be made to the Bank at the Bank's Payment Office, and shall be made in dollars and in immediately available funds, no later than 10:00 a.m. (Los Angeles time) on the date specified herein. Any payment which is received by the Bank later than 10:00 a.m. (Los Angeles time) shall be deemed to have been received on the immediately succeeding Business Day and any applicable interest or fee shall continue to accrue.

                 (b) Whenever any payment hereunder shall be stated to be due on a day other than a Business Day, such payment shall be made on the next succeeding Business Day, and such extension of time shall in such case be included in the computation of interest or fees, as the case may be; subject to the provisions set forth in the definition of "Interest Period" herein.

         2.12 Security and Guaranty. All obligations of the Company under this Agreement and all other Loan Documents shall be unconditionally guaranteed by the Guarantors pursuant to the Guaranty.

         2.13 Alternate Borrower. THC, as long as it remains a Wholly Owned Subsidiary, may borrow hereunder. The Company (and each Subsidiary other than THC) shall execute a Guaranty with respect to all such Borrowings and all terms and conditions herein applicable to Borrowing by the Company shall be applicable to Borrowing by THC and all commitment limits shall apply to the aggregate amount of Borrowing by the Company and THC. When THC borrows hereunder, references in this Agreement to the Company in its capacity as a borrower shall be deemed to be references to THC as well.


                                  ARTICLE III

                     TAXES, YIELD PROTECTION AND ILLEGALITY

         3.01 Taxes.

                 (a) (i) If any taxes (other than taxes on net income (A) imposed by the country or any subdivision of the country in which the Bank's principal office or actual lending office is located and (B) measured by the United States taxable income the Bank would have received if all payments under or in respect of this Agreement and any instrument or agreement required hereunder were exempt from taxes levied by the Company's country) are at any time imposed on any payments under or in respect of this Agreement or any instrument or agreement required hereunder including, but not limited to, payments made pursuant to this Section 3.01, the Company shall pay all such taxes and shall also pay to the Bank, at the time interest is paid, all additional amounts which the Bank specifies as necessary to preserve the after-tax yield the Bank would have received if such taxes had not been imposed.

              (ii) The additional amounts necessary to preserve the after-tax yield the Bank would have received if such taxes had not been imposed shall be calculated pursuant to the formula:

                                   (w)(t)(i)
                             y =  ----------------
                                     1-w-t

         where the terms are defined as follows:

              y = additional payment to be made to Bank

              w = withholding tax rate levied by foreign government

              t = the Bank's combined Federal and state tax rate

              i = stated interest to be paid on credit (base rate plus quoted spread)

              1 = one

                 (b) The Bank will provide the Company with original tax receipts, notarized copies of tax receipts, or such other documentation as will prove payment of tax in a court of law applying the United States Federal Rules of Evidence, for all taxes paid by the Company pursuant to subsection 3.01(a). The Bank will deliver receipts to the Company within 30 days after the due date for the related tax.

         3.02     Illegality.

                 (a) If the Bank determines that the introduction of any Requirement of Law, or any change in any Requirement of Law or in the interpretation or administration thereof, has made it unlawful, or that any central bank or other Governmental Authority has asserted that it is unlawful, for the Bank or its Lending Office to make Offshore Rate Loans, then, on notice thereof by the Bank to the Company, the obligation of the Bank to make Offshore Rate Loans shall be suspended until the Bank shall have notified the Company that the circumstances giving rise to such determination no longer exists.

                 (b) If the Bank reasonably determines that it is unlawful to maintain any Offshore Rate Loan, the Company shall prepay in full all such unlawful Offshore Rate Loans then outstanding, together with interest accrued thereon, either on the last day of the Interest Period thereof if the Bank may lawfully continue to maintain such Offshore Rate Loans to such day, or immediately, if the Bank may not lawfully continue to maintain such Offshore Rate Loans, together with any amounts required to be paid in connection therewith pursuant to Section 3.04.

                 (c) If the Company is required to prepay any Offshore Rate Loan immediately pursuant to subsection 3.02(b), then concurrently with such prepayment, the Company shall borrow from the Bank, in the amount of such repayment, a Base Rate Loan.

         3.03    Increased Costs and Reduction of Return.

                 (a) If the Bank determines that, due to either (i) the introduction of or any change in or in the interpretation of any law or regulation or (ii) the compliance with any guideline or request from any Governmental Authority (whether or not having the force of law), there is or will be any increase in the cost to the Bank of agreeing to make or making, funding or maintaining any Offshore Rate Loans, then the Company shall be liable for, and shall from time to time, upon demand therefor by the Bank pay to the Bank additional amounts as are sufficient to compensate the Bank for such increased costs.

                 (b) If the Bank determines that (i) the introduction of any Capital Adequacy Regulation, (ii) any change in any Capital Adequacy
Regulation, (iii) any change in the interpretation or administration of any Capital Adequacy Regulation by any central bank or other Governmental Authority charged with the interpretation or administration thereof, or (iv) compliance by the Bank (or its Lending Office) or any corporation controlling the Bank, with any Capital Adequacy Regulation; affects or would affect the amount of capital required or expected to be maintained by the Bank or any corporation controlling the Bank and (taking into consideration the Bank's or such corporation's policies with respect to capital adequacy and the Bank's desired return on capital) determines that the amount of such capital is increased as a consequence of its loans, credits or obligations under this Agreement, then, upon demand of the Bank the Company shall immediately pay to the Bank, from time to time as specified by the Bank, additional amounts sufficient to compensate the Bank for such increase.

         3.04 Funding Losses. The Company agrees to reimburse the Bank and to hold the Bank harmless from any loss or expense which the Bank may sustain or incur as a consequence of:

                 (a) the failure of the Company to make any payment or prepayment of principal of any Offshore Rate Loan (including payments made after any acceleration thereof);

                 (b) the failure of the Company to borrow, continue or convert a Loan after the Company has given (or is deemed to have given) a Notice of Borrowing or a Notice of Conversion/Continuation;

                 (c) the failure of the Company to make any prepayment after the Company has given a notice in accordance with Section 2.06;

                 (d) the prepayment (including pursuant to Section 2.07) of an Offshore Rate Loan on a day which is not the last day of the Interest Period with respect thereto; or

                 (e) the conversion pursuant to subsection 2.04 of any Offshore Rate Loan to a Base Rate Loan on a day that is not the last day of the respective Interest Period;

including any such loss or expense arising from the liquidation or reemployment of funds obtained by it to maintain its Offshore Rate Loans hereunder or from fees payable to terminate the deposits from which such funds were obtained. Solely for purposes of calculating amounts payable by the Company to the Bank under this Section 3.04, each Offshore Rate Loan (and each related reserve, special deposit or similar requirement) shall be conclusively deemed to have been funded at the LIBOR used in determining the Offshore Rate for such Offshore Rate Loan by a matching deposit or other borrowing in the interbank eurodollar market for a comparable amount and for a comparable period, whether or not such Offshore Rate Loan is in fact so funded.

        3.05 Inability to Determine Rates. If the Bank determines that for any reason adequate and reasonable means do not exist for ascertaining the Offshore Rate for any requested Interest Period with respect to a proposed Offshore Rate Loan or that the Offshore Rate applicable pursuant to subsection 2.08(a) for any requested Interest Period with respect to a proposed Offshore Rate Loan does not adequately and fairly reflect the cost to the Bank of funding such Loan, the Bank will forthwith give notice of such determination to the Company. Thereafter, the obligation of the Bank to make or maintain Offshore Rate Loans, hereunder shall be suspended until the Bank revokes such notice in writing. Upon receipt of such notice, the Company may revoke any Notice of Borrowing or Notice of Conversion/Continuation then submitted by it. If the Company does not revoke such notice, the Bank shall make, convert or continue the Loans, as proposed by the Company, in the amount specified in the applicable notice submitted by the Company, but such Loans shall be made, converted or continued as Base Rate Loans instead of Offshore Rate Loans.

         3.06 Reserves on Offshore Rate Loans. The Company shall pay to the Bank, as long as the Bank shall be required under regulations of the Federal Reserve Board to maintain reserves with respect to liabilities or assets consisting of or including Eurocurrency funds or deposits (currently known as "Eurocurrency liabilities"), additional costs on the unpaid principal amount of each Offshore Rate Loan equal to actual costs of such reserves allocated to such Loan by the Bank (as determined by the Bank in good faith, which determination shall be conclusive), payable on each date on which interest is payable on such Loan provided the Company shall have received at least 15 days' prior written notice of such additional interest from the Bank. If the Bank fails to give notice fifteen days prior to the relevant Interest Payment Date, such additional interest shall be payable fifteen days from receipt of such notice. This covenant shall survive payment of all other Obligations.

         3.07 Certificates of the Bank. When the Bank claims reimbursement or compensation pursuant to this Article III, it shall deliver to the Company a certificate setting forth in reasonable detail the amount payable to the Bank hereunder and such certificate shall be conclusive and binding on the Company in the absence of manifest error.

         3.08 Survival. The agreements and obligations of the Company in this Article III shall survive the payment of all other Obligations.


                                   ARTICLE IV

                              CONDITIONS PRECEDENT

         4.01 Conditions of Initial Loans. The obligation of the Bank to make its initial Loan hereunder is subject to the condition that the Bank shall have received on or before the Closing Date all of the following, in form and substance satisfactory to the Bank and in sufficient copies for the Bank:

                 (a) Credit Agreement. This Agreement executed by the Company and the Bank;

                 (b)      Resolutions; Incumbency.

                           (i) Copies of the resolutions of the board of directors of the Company approving and authorizing the execution, delivery and performance by the Company of this Agreement and the other Loan Documents to be delivered hereunder, and authorizing the borrowing of the Loans, certified as of the Closing Date by the Secretary or an Assistant Secretary of the Company;

                          (ii) Certified copies of the resolutions of the board of directors of each Subsidiary of the Company approving the Loan Documents to be delivered by it hereunder; and

                         (iii) A certificate of the Secretary or Assistant Secretary of the Company, and each Subsidiary of the Company certifying the names and true signatures of the officers of the Company authorized to execute, deliver and perform, as applicable, this Agreement, and all other Loan Documents to be delivered hereunder;

         (c) Articles of Incorporation; By-laws and Good Standing. Each of the following documents:

                           (i) a certificate of the Secretary or Assistant Secretary of the Company dated the Closing Date certifying that the articles or certificate of incorporation and the bylaws of the Company as in effect on September 20, 1993 and provided to the Bank pursuant to Section 4.01(c) of the September Agreement, have not been amended, restated or rescinded in any way since September 20, 1993 or, if any such articles of incorporation or bylaws have been amended, restated or rescinded, a copy of such articles of incorporation or bylaws as in effect on the Closing Date, certified by the Secretary or Assistant Secretary of the Company as of the Closing Date.

                           (ii) a good standing and tax good standing certificate for the Company from the Secretary of State (or similar, applicable Governmental Authority) of its state of incorporation and each state where the Company is qualified to do business as a foreign corporation as of a recent date, together with, in the case of any such certificate which is dated a date earlier than three weeks prior to the Closing Date, a bring-down certificate by facsimile, dated a recent date;

         (d) Guaranties. A Guaranty substantially in the form of Exhibit A hereto with appropriate insertions executed by each Domestic Subsidiary with respect to obligations of the Company and executed by the Company and each Domestic Subsidiary other than THC with respect to obligations of THC, all with such evidence of corporate approval as the Bank may request.

         (e) Legal Opinions. (i) An opinion of Fleischmann & Fleischmann, counsel to the Company and addressed to the Bank, in form and substance similar to the opinion of Fleischmann & Fleischmann addressed to the Bank in connection with the execution of the September Agreement and (ii) an opinion of General Counsel to the Company addressed to the Bank in form and substance similar to the opinion of General Counsel addressed to the Bank in connection with the execution of the September Agreement.

         (f) Payment of Fees. The Company shall have paid all accrued and unpaid fees, costs and expenses to the extent then due and payable on the Closing Date, together with Attorney Costs of the Bank to the extent invoiced prior to or on the Closing Date, together with such additional amounts of Attorney Costs as shall constitute the Bank's reasonable estimate of Attorney Costs incurred or to be incurred through the closing proceedings, provided that such estimate shall not thereafter preclude final settling of accounts between the Company and the Bank; including any such costs, fees and expenses arising under or referenced in this Agreement.

         (g) Certificate. A certificate signed by a Responsible Officer, dated as of the Closing Date, stating that:

                    (i)    the representations and warranties contained in
         Article V are true and correct on and as of such date, as though made on and as of such date;

                   (ii) no Default or Event of Default exists or would result from the initial Borrowing; and

                  (iii) there has occurred since February 28, 1994, no event or circumstance not previously disclosed in writing to the Bank that has resulted or could reasonably be expected to result in a Material Adverse Effect (neither the restructuring already disclosed in the Form 10Q of the Company for the quarter ended February 28, 1993 nor the restructuring already disclosed in the Form 10Q of the Company for the quarter ended February 28, 1994 shall be deemed to be a subsequent Material Adverse Effect); and

                  (iv) Except as specifically disclosed in Schedule 4.01, no claim, complaint, notice or request for information has been received by the Company or its Subsidiaries with respect to compliance or non-compliance with health care regulatory requirements relating to the delivery of health care services of the type provided by the Company and payment therefor (excluding malpractice claims but including claims relating to patient dumping with respect to the operation of any emergency department), including, but not limited to, any violation or alleged violation of any federal, state or local statute, regulation or ordinance relating to the delivery of medical services and payment therefor, including, but not limited to, the requirements set forth in federal Medicare and Medi-Cal (or Medicaid) statutes, 42 U.S.C. Sections 1320a-7, 1320a-7(a) and 1320a-7b, and the regulations promulgated thereunder and state and local statutes and any regulations promulgated thereunder having the same purpose and effect.

        (h)      Financial Statements.

                 (i) A copy of financial statements of the Company and its Subsidiaries referred to in Section 5.11 certified by an appropriate Responsible Officer as to the matters set forth in Section 5.11;

        (i) Due Diligence. Completion to the satisfaction of the Bank of such investigations, reviews and audits with respect to the Company as the Bank may deem appropriate; and

        (j) Other Documents. Such other approvals, opinions, documents or materials as the Bank may request.

        (k) No Material Adverse Change. No event shall have occurred since January 5, 1994 which, in the opinion of the Bank (i) has resulted or could result in a material and adverse change in the financial markets of the United States of America or (ii) could result in a material and adverse change in the operations, business, properties, condition (financial or otherwise) or prospects of the Company or the Company and its Subsidiaries taken as a whole.

        (l) Amendment to September Agreement. Simultaneously with the execution and delivery of this Agreement, the parties shall enter into an amendment to the September Agreement reflecting certain changes to the September Agreement required in order to substantially conform the September Agreement to the terms of this Agreement.

         4.02 Conditions to All Borrowings. The obligation of the Bank to make any Loan to be made by it hereunder (including its initial Loan) or to continue or convert any Loan pursuant to Section 2.04 is subject to the satisfaction of the following conditions precedent on the relevant borrowing, continuation or conversion date:

        (a) Notice of Borrowing or Continuation/Conversion. The Bank shall have received a Notice of Borrowing or a Notice of Continuation/Conversion, as applicable;

        (b) Continuation of Representations and Warranties. The representations and warranties made by the Company contained in Article V shall be true and correct on and as of such borrowing, continuation or conversion date with the same effect as if made on and as of such borrowing, continuation or conversion date (except to the extent such representations and warranties expressly refer to an earlier date, in which case they shall be true and correct as of such earlier date); and

        (c) No Existing Default. No Default or Event of Default shall exist or shall result from such Borrowing or continuation or conversion.

Each Notice of Borrowing and Notice of Continuation/Conversion submitted by the Company hereunder shall constitute a representation and warranty by the Company hereunder, as of the date of each such notice or application and as of the date of each Borrowing, continuation or conversion, as applicable, that the conditions in Section 4.02 are satisfied.


                                   ARTICLE V

                         REPRESENTATIONS AND WARRANTIES

         The Company represents and warrants to the Bank that:

         5.01    Corporate Existence and Power.  The Company and each of its
Subsidiaries:

                 (a) is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation;

                 (b) has the power and authority and all governmental licenses, authorizations, consents and approvals to own its assets, carry on its business and execute, deliver, and perform its obligations under, the Loan Documents;

                 (c) is duly qualified as a foreign corporation, and licensed and in good standing, under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification or license, except to the extent that the failure to do so could not reasonably be expected to have a Material Adverse Effect; and

                 (d) is in compliance with all Requirements of Law including but not limited to all federal, state and local statutes, regulations and ordinances relating to the delivery of healthcare services of the type provided by the Company and payment therefor, except to the extent that the failure to do so could not reasonably be expected to have a Material Adverse Effect.

         5.02 Corporate Authorization; No Contravention. The execution, delivery and performance by the Company and its Subsidiaries of this Agreement, and any other Loan Document to which such Person is party, have been duly authorized by all necessary corporate action, and do not and will not:

                 (a) contravene the terms of any of that Person's Organization Documents;

                 (b) conflict with or result in any breach or contravention of, or the creation of any Lien under, any document evidencing any Contractual Obligation to which such Person is a party or any order, injunction, writ or decree of any Governmental Authority to which such Person or its Property is subject; or

                 (c)      violate any Requirement of Law.

         5.03 Governmental Authorization. No approval, consent, exemption, authorization, or other action by, or notice to, or filing with, any Governmental Authority is necessary or required in connection with the execution, delivery or performance by, or enforcement against, the Company or any of its Subsidiaries of the Agreement or any other Loan Document.

         5.04 Binding Effect. This Agreement and each other Loan Document to which the Company is a party constitute the legal, valid and binding obligations of the Company and any of its Subsidiaries to the extent it is a party thereto, enforceable against such Person in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, or similar laws affecting the enforcement of creditors' rights generally or by equitable principles relating to enforceability.

         5.05 Litigation. Except as specifically disclosed in Schedule 5.05, there are no actions, suits, proceedings, claims or disputes pending, or to the best knowledge of the Company, threatened or contemplated, at law, in equity, in arbitration or before any Governmental Authority, against the Company or any of its Properties which:

                 (a) purport to affect or pertain to this Agreement or any other Loan Document, or any of the transactions contemplated hereby or thereby; or

                 (b) if determined adversely to the Company or its Subsidiaries, would reasonably be expected to have a Material Adverse Effect. No injunction, writ, temporary restraining order or any order of any nature has been issued by any court or other Governmental Authority purporting to enjoin or restrain the execution, delivery or performance of this Agreement or any other Loan Document, or directing that the transactions provided for herein or therein not be consummated as herein or therein provided.

         5.06 No Default. No Default or Event of Default exists or would result from the incurring of any Obligations by the Company. Neither the Company nor any of its Subsidiaries is in default under or with respect to any Contractual Obligation in any respect which, individually or together with all such defaults, could reasonably be expected to have a Material Adverse Effect or that would, if such default had occurred after the Closing Date, create an Event of Default under subsection 8.01(e).

         5.07     ERISA Compliance.

         (a) Schedule 5.07 lists all Plans and separately identifies Plans intended to be Qualified Plans and Multiemployer Plans. All written descriptions thereof provided to the Bank are true and complete in all material respects.

         (b) Each Plan is in compliance in all material respects with the applicable provisions of ERISA, the Code and other Federal or state law, including all requirements under the Code or ERISA for filing reports (which are true and correct in all material respects as of the date filed), and benefits have been paid in accordance with the provisions of the Plan.

         (c) Each Qualified Plan and Multiemployer Plan has been determined by the IRS to qualify under Section 401 of the Code, and the trusts created thereunder have been determined to be exempt from tax under the provisions of Section 501 of the Code, and to the best knowledge of the Company nothing has occurred which would cause the loss of such qualification or tax-exempt status.

         (d) Except as specifically disclosed in Schedule 5.07, there is no outstanding liability under Title IV of ERISA with respect to any Plan maintained or sponsored by the Company or any ERISA Affiliate, nor with respect to any Plan to which the Company or any ERISA Affiliate contributes or is obligated to contribute.

         (e) Except as specifically disclosed in Schedule 5.07, no Plan subject to Title IV of ERISA has any Unfunded Pension Liability.

         (f) Except as specifically disclosed in Schedule 5.07 and in the Ordinary Course of Business for periods of less than one year, no member of the Controlled Group has ever represented, promised or contracted (whether in oral or written form) to any current or former employee (either individually or to employees as a group) that such current or former employee(s) would be provided, at any cost to any member of the Controlled Group, with life insurance or employee welfare plan benefits (within the meaning of section 3(1) of ERISA) following retirement or termination of employment. To the extent that any member of the Controlled Group has made any such representation, promise or contract, such member has expressly reserved the right to amend or terminate such life insurance or employee welfare plan benefits with respect to claims not yet incurred.

          (g) Members of the Controlled Group have complied in all material respects with the notice and continuation coverage requirements of Section 4980B of the Code.

         (h) Except as specifically disclosed in Schedule 5.07, no ERISA Event has occurred or is reasonably expected to occur with respect to any Plan.

         (i) There are no pending or, to the best knowledge of the Company, threatened claims, actions or lawsuits, other than routine claims for benefits in the usual and ordinary course, asserted or instituted against (i) any Plan maintained or sponsored by the Company or its assets, (ii) any member of the Controlled Group with respect to any Qualified Plan, or (iii) any fiduciary with respect to any Plan for which the Company may be directly or indirectly liable, through indemnification obligations or otherwise.

         (j) Except as specifically disclosed in Schedule 5.07, neither the Company nor any ERISA Affiliate has incurred nor reasonably expects to incur
(i) any liability (and no event has occurred which, with the giving of notice under Section 4219 of ERISA, would result in such liability) under Section 4201 or 4243 of ERISA with respect to a Multiemployer Plan or (ii) any liability under Title IV of ERISA (other than premiums due and not delinquent under Section 4007 of ERISA) with respect to a Plan.

         (k) Except as specifically disclosed in Schedule 5.07, neither the Company nor any ERISA Affiliate has transferred any Unfunded Pension Liability to a Person other than the Company or an ERISA Affiliate or otherwise engaged in a transaction that could be subject to Section 4069 or 4212(c) of ERISA.

         (l) No member of the Controlled Group has engaged, directly or indirectly, in a non-exempt prohibited transaction (as defined in Section 4975 of the Code or Section 406 of ERISA) in connection with any Plan which could reasonably be expected to have a Material Adverse Effect.

         5.08 Use of Proceeds; Margin Regulations. The proceeds of the Loans are intended to be and shall be used solely for the purposes set forth in and permitted by Section 6.11, and are intended to be and shall be used in compliance with Section 7.07. Neither the Company nor any of its Subsidiaries is generally engaged in the business of purchasing or selling Margin Stock or extending credit for the purpose of purchasing or carrying Margin Stock.

         5.09 Title to Properties. The Company has good record and marketable title in fee simple to, or valid leasehold interests in, all real Property necessary or used in the ordinary conduct of their respective businesses, except for such defects in title as could not, individually or in the aggregate, have a Material Adverse Effect. As of the Closing Date, the Property of the Company is subject to no Liens, other than Permitted Liens.

         5.10 Taxes. The Company has filed all Federal and other material tax returns and reports required to be filed, and has paid all Federal and other material taxes, assessments, fees and other governmental charges levied or imposed upon them or their Properties, income or assets otherwise due and payable, except those which are being contested in good faith by appropriate proceedings and for which adequate reserves have been provided in accordance with GAAP and no Notice of Lien has been filed or recorded. There is no proposed tax assessment against the Company or any of its Subsidiaries which would, if the assessment were made, have a Material Adverse Effect.

         5.11    Financial Condition.

          (a) The audited consolidated financial statements of financial condition of the Company and its Subsidiaries dated November 30, 1993, and the related consolidated statements of income or operations, shareholders' equity and cash flows for the fiscal year ended on that date:

                   (i) were prepared in accordance with GAAP consistently applied throughout the period covered thereby, except as otherwise expressly noted therein;

                   (ii) fairly present the financial condition of the Company and its Subsidiaries as of the date thereof and results of operations for the period covered thereby; and

                   (iii) except as specifically disclosed in Schedule 5.11, show all material indebtedness and other liabilities, direct or contingent of the Company and its consolidated Subsidiaries as of the date thereof, including liabilities for taxes, material commitments and Contingent Obligations.

          (b)    Since February 28, 1994, there has been no Material Adverse
Effect.

         5.12    Environmental Matters.

          (a) Except as specifically disclosed in Schedule 5.12, the on-going operations of the Company and each of its Subsidiaries comply in all respects with all Environmental Laws, except such non-compliance which would not (if enforced in accordance with applicable law) result in liability in excess of $500,000 in the aggregate.

          (b) Except as specifically disclosed in Schedule 5.12, the Company has obtained all licenses, permits, authorizations and registrations required under any Environmental Law ("Environmental Permits") and necessary for their respective ordinary course operations, all such Environmental Permits are in good standing, and the Company and each of its Subsidiaries are in compliance with all material terms and conditions of such Environmental Permits.

         (c) Except as specifically disclosed in Schedule 5.12, none of the Company, any of its Subsidiaries or any of their respective present Property or operations, is subject to any outstanding written order from or agreement with any Governmental Authority, nor subject to any judicial or docketed administrative proceeding, respecting any Environmental Law, Environmental Claim or Hazardous Material.

         (d) Except as specifically disclosed in Schedule 5.12, there are no Hazardous Materials or other conditions or circumstances existing with respect to any Property, or arising from operations prior to the Closing Date, of the Company or any of its Subsidiaries that would reasonably be expected to give rise to Environmental Claims with a potential liability of the Company and its Subsidiaries in excess of $1,000,000 in the aggregate for any such condition, circumstance or Property. In addition, (i) neither the Company nor any of its Subsidiaries has any underground storage tanks (x) that are not properly registered or permitted under applicable Environmental Laws, or (y) that are leaking or disposing of Hazardous Materials off-site, and (ii) the Company and its Subsidiaries have notified all of their employees of the existence, if any, of any health hazard arising from the conditions of their employment and have met all notification requirements under Title III of CERCLA and all other Environmental Laws.

         5.13 Guaranty. All representations and warranties of the Company and any of its Domestic Subsidiaries party thereto contained in the Guaranty are true and correct.

         5.14 Regulated Entities. None of the Company, any Person controlling the Company, or any Subsidiary of the Company, is (a) an "Investment Company" within the meaning of the Investment Company Act of 1940; or (b) subject to regulation under the Public Utility Holding Company Act of 1935, the Federal Power Act, the Interstate Commerce Act, any state public utilities code, or any other Federal or state statute or regulation limiting its ability to incur Indebtedness.

         5.15 No Burdensome Restrictions. The Company is not a party to or bound by any Contractual Obligation, or subject to any charter or corporate restriction, or any Requirement of Law, which could reasonably be expected to have a Material Adverse Effect.

         5.16    Solvency.  On a consolidated basis, the Company is Solvent.

         5.17 Labor Relations. There are no significant strikes, lockouts or other labor disputes against the Company or, to the best of the Company's knowledge, threatened against or affecting the Company, and no significant unfair labor practice complaint is pending against the Company or, to the best knowledge of the Company, threatened against any of them before any Governmental Authority.

         5.18 Copyrights, Patents, Trademarks and Licenses, etc. The Company owns or is licensed or otherwise has the right to use all of the patents, trademarks, service marks, trade names, copyrights, contractual franchises, authorizations and other rights that are reasonably necessary for the operation of its businesses, without conflict with the rights of any other Person. To the best knowledge of the Company, no slogan or other advertising device, product, process, method, substance, part or other material now employed, or now contemplated to be employed, by the Company infringes upon any rights held by any other Person; except as specifically disclosed in Schedule 5.05, no claim or litigation regarding any of the foregoing is pending or threatened, and no patent, invention, device, application, principle or any statute, law, rule, regulation, standard or code is pending or, to the knowledge of the Company, proposed, which, in either case, could reasonably be expected to have a Material Adverse Effect.

         5.19 Subsidiaries. As of the Closing Date, the Company has no Subsidiaries other than those specifically disclosed in part (a) of Schedule
5.19 hereto and has no equity investments in any other corporation or entity other than those specifically disclosed in part (b) of Schedule 5.19.

         5.20 Broker's; Transaction Fees. Neither the Company nor any of its Subsidiaries has any obligation to any Person in respect of any finder's, broker's or investment banker's fee in connection with the transactions contemplated hereby.

         5.21 Insurance. The Properties of the Company and its Subsidiaries are insured with financially sound and reputable insurance companies not Affiliates of the Company, in such amounts, with such deductibles and covering such risks as are customarily carried by companies engaged in similar businesses and owning similar Properties in localities where the Company or such Subsidiary operates.

         5.22 Full Disclosure. None of the representations or warranties made by the Company or any of its Subsidiaries in the Loan Documents as of the date such representations and warranties are made or deemed made, and none of the statements contained in each exhibit, report, statement or certificate furnished by or on behalf of the Company or any of its Subsidiaries in connection with the Loan Documents (including the offering and disclosure materials delivered by or on behalf of the Company to the Bank prior to the Closing Date), contains any untrue statement of a material fact or omits any material fact required to be stated therein or necessary to make the statements made therein, in light of the circumstances under which they are made, not misleading as of the time when made or delivered.


                                   ARTICLE VI

                             AFFIRMATIVE COVENANTS

         The Company covenants and agrees that, so long as the Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, unless the Bank waives compliance in writing:

         6.01 Financial Statements. The Company shall deliver to the Bank in form and detail satisfactory to the Bank and as soon as available, but not later than forty-five days after the end of each of the first three fiscal quarters of each year, a copy of the unaudited consolidated and consolidating balance sheet of the Company as of the end of such quarter and the related consolidated and consolidating statements of income, shareholders' equity and cash flows for the period commencing on the first day and ending on the last day of such quarter, and certified by an appropriate Responsible Officer as being materially complete and correct and fairly presenting, in accordance with GAAP, the financial position and the results of operations of the Company and the Subsidiaries.

         6.02 Certificates; Other Information. The Company shall furnish to the Bank:

                 (a) concurrently with the delivery of the financial statements referred to in subsection 6.01 a Compliance Certificate of a Responsible Officer (i) stating that, to the best of such officer's knowledge, the Company, during such period, has observed and performed all of its covenants and other agreements, and satisfied every condition contained in this Agreement to be observed, performed or satisfied by it, and that such officer has obtained no knowledge of any Default or Event of Default except as specified (by applicable subsection reference) in such certificate, and
(ii) showing in detail the calculations supporting such statement in respect of all financial covenants hereunder, all substantially in the form of Exhibit B attached hereto with appropriate insertions;

                 (b) promptly after they are sent, copies of all financial statements and reports which the Company sends to its shareholders; and promptly after they are filed, copies of all financial statements and regular, periodical or special reports which the Company may make to, or file with, the Securities and Exchange Commission or any successor or similar Governmental Authority; and

                 (c) promptly, such additional business, financial, corporate affairs and other information as the Bank may from time to time reasonably request; and

         6.03    Notices.  The Company shall promptly notify the Bank:

                 (a)      (i)   of the occurrence of any Default or Event of
Default; or (ii) of the occurrence or existence of any event or circumstance that is reasonably likely to result in a violation of any covenant contained in
Article VII of this Agreement.

                 (b) of any material dispute, litigation, investigation, proceeding or suspension which may exist at any time between the Company or any of its Subsidiaries and any Governmental Authority;

                 (c) of the commencement of, or any material development in, any litigation or proceeding affecting the Company (i) in which the amount of damages claimed is $1,000,000 (or its equivalent in another currency or currencies) or more, (ii) in which injunctive or similar relief is sought and which, if adversely determined, would reasonably be expected to have a Material Adverse Effect, or (iii) in which the relief sought is an injunction or other stay of the performance of this Agreement or any Loan Document;

                 (d) upon, but in no event later than 10 days after, becoming aware of (i) any and all enforcement, cleanup, removal or other governmental or regulatory actions instituted, completed or threatened against the Company or any of its Properties pursuant to any applicable Environmental Laws, (ii) all other material Environmental Claims, and (iii) any Environmental Claims relating to any real property adjoining or in the vicinity of any material Property of the Company that can reasonably be anticipated to cause such Property or any part thereof to be subject to any restrictions on its ownership, occupancy, transferability or use under any Environmental Laws;

                 (e) of any other litigation or proceeding affecting the Company which the Company would be required to report to the SEC pursuant to the Exchange Act, within four days after reporting the same to the SEC;

                 (f) of any of the following ERISA events affecting the Company or any member of its Controlled Group (but in no event more than 10 days after such event), together with a copy of any notice with respect to such event that may be required to be filed with a Governmental Authority and any notice delivered by a Governmental Authority to the Company or any member or its Controlled Group with respect to such event:

                          (i)     an ERISA Event;

                          (ii) the adoption of any new Plan that is subject to Title IV of ERISA or section 412 of the Code by any member of the Controlled Group;

                          (iii) the adoption of any amendment to a Plan that is subject to Title IV of ERISA or section 412 of the Code, if such amendment results in a material increase in benefits or unfunded liabilities; or

                          (iv) the commencement of contributions by any member of the Controlled Group to any Plan that is subject to Title IV of ERISA or section 412 of the Code;

                 (g) of any Material Adverse Effect subsequent to February 28, 1994;

                 (h) of any change in accounting policies or financial reporting practices by the Company or any of its Subsidiaries;

                 (i) of any labor controversy resulting in or threatening to result in any strike, work stoppage, boycott, shutdown or other labor disruption against or involving the Company or any of its Subsidiaries; and

                 (j) of any claim, complaint, notice or request for information received by the Company or any of its Subsidiaries with respect to compliance with health care regulatory requirements relating to the delivery of health care services of the type provided by the Company and payment therefor (excluding malpractice claims but including claims relating to patient dumping in the case of the operation of an emergency department), including, but not limited to, any violation or alleged violation of any federal, state or local statute, regulation, or ordinance relating to the delivery of medical services and payment therefor, including, but not limited to, the requirements set forth under federal Medicare and Medi-Cal (or Medicaid) statutes, 42 U.S.C. Sections 1320a-7, 1320a-7(a) and 1320a-7b, and the regulations promulgated thereunder and related state or local statutes or regulations.

                 Each notice pursuant to this Section shall be accompanied by a written statement by a Responsible Officer of the Company setting forth details of the occurrence referred to therein, and stating what action the Company proposes to take with respect thereto and at what time. Each notice under subsection 6.03(a) shall describe with particularity any and all clauses or provisions of this Agreement or other Loan Document that have been breached or violated.

         6.04 Preservation of Corporate Existence, Etc. The Company shall, and shall cause each of its Subsidiaries to:

                 (a) preserve and maintain in full force and effect its corporate existence and good standing under the laws of its state or jurisdiction of incorporation, except for Subsidiaries not necessary to the Ordinary Course of the Company's Business and dispositions permitted pursuant to Section 7.02 of this Agreement;

                 (b) preserve and maintain in full force and effect all rights, privileges, qualifications, permits, licenses and franchises necessary or desirable in the Ordinary Course of Business;

                 (c) use its reasonable efforts, in the Ordinary Course of Business, to preserve its business organization and preserve the goodwill and business of the customers, suppliers and others having material business relations with it; and

                 (d) preserve or renew all of its registered trademarks, trade names and service marks, the non-preservation of which could reasonably be expected to have a Material Adverse Effect.

         6.05 Maintenance of Property. The Company shall maintain, and shall cause each of its Subsidiaries to maintain, and preserve all its Property which is used or useful in its business in good working order and condition, ordinary wear and tear excepted and make all necessary repairs thereto and renewals and replacements thereof except where the failure to do so could not reasonably be expected to have a Material Adverse Effect. The Company shall use the standard of care typical in the industry in the operation and maintenance of its facilities.

         6.06 Insurance. The Company shall maintain, and shall cause each of its Subsidiaries to maintain, with financially sound and reputable independent insurers, insurance with respect to their respective Properties and businesses against loss or damage of the kinds customarily insured against by Persons engaged in the same or similar business, of such types and in such amounts as are customarily carried under similar circumstances by such other Persons; including workers' compensation insurance. Upon request of the Bank, the Company shall furnish the Bank, at reasonable intervals (but not more than once per calendar year) a certificate of a Responsible Officer of the Company (and, if requested by the Bank, any insurance broker of the Company) setting forth the nature and extent of all insurance maintained by the Company and its Subsidiaries in accordance with this Section 6.06.

         6.07 Payment of Obligations. The Company shall, and shall cause its Subsidiaries to, pay and discharge as the same shall become due and payable, all their respective obligations and liabilities, including:

                (a) all tax liabilities, assessments and governmental charges or levies upon it or its properties or assets, unless the same are being contested in good faith by appropriate proceedings and adequate reserves in accordance with GAAP are being maintained by the Company or such Subsidiary;

                (b) all lawful claims which, if unpaid, would by law become a Lien upon its Property; and

                (c) all Indebtedness, as and when due and payable, but subject to any subordination provisions contained in any instrument or agreement evidencing such Indebtedness.

     6.08 Compliance with Laws. The Company shall comply, and shall cause each of its Subsidiaries to comply, in all material respects with all Requirements of Law of any Governmental Authority having jurisdiction over it or its business (including the Federal Fair Labor Standards Act), except such as may be contested in good faith or as to which a bona fide dispute may exist.

     6.09 Inspection of Property and Books and Records. The Company shall maintain and shall cause each of its Subsidiaries to maintain proper books of record and account, in which full, true and correct entries in conformity with GAAP consistently applied shall be made of all financial transactions and matters involving the assets and business of the Company and such Subsidiaries. The Company shall permit, and shall cause each of its Subsidiaries to permit, representatives and independent contractors of the Bank to visit and inspect any of their respective Properties, to examine their respective corporate, financial and operating records, and make copies thereof or abstracts therefrom, and to discuss their respective affairs, finances and accounts with their respective directors, officers, and independent public accountants, all at the expense of the Company and at such reasonable times during normal business hours and as often as may be reasonably desired, upon reasonable advance notice to the Company; provided, however, when an Event of Default exists the Bank may do any of the foregoing at the expense of the Company at any time during normal business hours and without advance notice.

     6.10       Environmental Laws.

                (a) The Company shall, and shall cause each of its Subsidiaries to, conduct its operations and keep and maintain its Property in compliance with all Environmental Laws.

                (b) Upon the written request of the Bank, the Company shall submit and cause each of its Subsidiaries to submit, to the Bank, at the Company's sole cost and expense, at reasonable intervals, a report providing an update of the status of any environmental, health or safety compliance, hazard or liability issue identified in any notice or report required pursuant to subsection 6.03(d), that could, individually or in the aggregate, result in liability in excess of $1,000,000.

         6.11 Use of Proceeds. The Company shall use the proceeds of the Loans solely for working capital and Capital Expenditures (subject to the limitations of Section 7.13 of the September Agreement).

         6.12 Solvency. On a consolidated basis, the Company shall at all times be Solvent.

         6.13    Further Assurances.

                 (a) The Company shall ensure that all written information, exhibits and reports furnished to the Bank do not and will not contain any untrue statement of a material fact and do not and will not omit to state any material fact or any fact necessary to make the statements contained therein not misleading in light of the circumstances in which made, and will promptly disclose to the Bank and correct any defect or error that may be discovered therein or in any Loan Document or in the execution, acknowledgement or recordation thereof.

                 (b) Promptly upon request by the Bank, the Company shall (and shall cause any of its Subsidiaries to) do, execute, acknowledge, deliver, record, re-record, file, re-file, register and re-register, any and all such further acts the Bank, as the case may be, may reasonably require from time to time in order to carry out more effectively the purposes of this Agreement or any other Loan Document.

         6.14 Licensing. The Company will and will cause each of its Subsidiaries to be operated at all times in compliance in all material respects with all federal, state and local statutes, regulations and ordinances relating to the licensing of healthcare services of the type provided by the Company.


                                  ARTICLE VII

                               NEGATIVE COVENANTS

         The Company hereby covenants and agrees that, so long as the Bank shall have any Commitment hereunder, or any Loan or other Obligation shall remain unpaid or unsatisfied, unless the Bank waives compliance in writing:

         7.01 Limitation on Liens. The Company shall not, and shall not suffer or permit any of its Subsidiaries to, directly or indirectly, make, create, incur, assume or suffer to exist any Lien upon or with respect to any part of its Property, whether now owned or hereafter acquired, other than the following ("Permitted Liens"):

                 (a) any Lien existing on the Property of the Company or its Subsidiaries on the Closing Date and set forth in Schedule 7.01 securing Indebtedness outstanding on such date;

                 (b) any Lien created under any Loan Document and under any "Loan Document" under the September Agreement.

                 (c) Liens for taxes, fees, assessments or other governmental charges which are not delinquent or remain payable without penalty, or to the extent that non-payment thereof is permitted by Section 6.07, provided that no Notice of Lien has been filed or recorded under the Code;

                 (d) carriers', warehousemen's, mechanics', landlords', materialmen's, repairmen's or other similar Liens arising in the Ordinary Course of Business which are not delinquent or remain payable without penalty or which are being contested in good faith and by appropriate proceedings, which proceedings have the effect of preventing the forfeiture or sale of the Property subject thereto;

                 (e) Liens (other than any Lien imposed by ERISA) consisting of pledges or deposits required in the Ordinary Course of Business in connection with workers' compensation, unemployment insurance and other social security legislation;

                 (f) Liens on the Property of the Company or any of its subsidiaries securing (i) the non-delinquent performance of bids, trade contracts (other than for borrowed money), leases, statutory obligations, (ii) contingent obligations on surety and appeal bonds, and (iii) other non-delinquent obligations of a like nature; in each case, incurred in the Ordinary Course of Business, provided all such Liens in the aggregate would not (even if enforced) cause a Material Adverse Effect;

                 (g) Liens consisting of judgment or judicial attachment liens, provided that the enforcement of such Liens is effectively stayed and all such Liens in the aggregate at any time outstanding for the Company and its Subsidiaries do not exceed $1,000,000;

                 (h) easements, rights-of-way, restrictions and other similar encumbrances incurred in the Ordinary Course of Business which, in the aggregate, are not substantial in amount, and which do not in any case materially detract from the value of the Property subject thereto or interfere with the ordinary conduct of the businesses of the Company and its Subsidiaries;

                 (i) Liens on assets of corporations which become Subsidiaries after the date of this Agreement, provided, however, that such Liens existed at the time the respective corporations became Subsidiaries and were not created in anticipation thereof;

                 (j) Purchase money security interests existing on the date of this Agreement on any Property acquired or held by the Company or its Subsidiaries in the Ordinary Course of Business in favor of the seller thereof, securing Indebtedness incurred or assumed for the purpose of financing all or any part of the cost of acquiring such Property;

                 (k) Liens securing Capital Lease Obligations on assets subject to such Capital Leases, provided that such Capital Leases are permitted under subsection 7.11;

                 (l) Liens arising solely by virtue of any statutory or common law provision relating to banker's liens, rights of setoff or similar rights and remedies as to deposit accounts or other funds maintained with a creditor depository institution; provided that (i) such deposit account is not a dedicated cash collateral account and is not subject to restrictions against access by the Company in excess of those set forth by regulations promulgated by the Federal Reserve Board, and (ii) such deposit account is not intended by the Company or any of its Subsidiaries to provide collateral to the depository institution;

                 (m) Security interests arising out of Acquisitions by THC of Property acquired or held by THC in the Ordinary Course of Business, securing Indebtedness incurred or assumed for the purpose of financing all or any part of the cost of acquiring such Property, provided that such Indebtedness does not exceed in the aggregate five percent (5%) of the amount of the Company's Consolidated Assets; and

                 (n) Other Liens in the ordinary course of business securing obligations not exceeding $1,000,000 in the aggregate securing Indebtedness permitted to be incurred pursuant to Section 7.05(g).

         7.02    Disposition of Assets.  Except for dispositions identified in
Schedule 7.02, the Company shall not, and shall not suffer or permit any of its Subsidiaries to, directly or indirectly, sell, assign, lease, convey, transfer or otherwise dispose of (whether in one or a series of transactions) any Property (including accounts and notes receivable, with or without recourse) or enter into any agreement to do any of the foregoing, except:

                 (a) dispositions of inventory, or used, worn-out or surplus equipment, all in the Ordinary Course of Business;

                 (b) the sale of equipment to the extent that such equipment is exchanged for credit against the purchase price of replacement equipment, or the proceeds of such sale are reasonably promptly applied to the purchase price of such replacement equipment;

                 (c) dispositions of inventory or equipment by the Company to any of its Subsidiaries to the Company or by any of its Subsidiaries to the Company pursuant to reasonable business requirements;

                 (d) dispositions of accounts receivable in the Ordinary Course of Business on a non-recourse basis; and

                 (e) sales of restructured Properties and surplus real property described in Schedule 7.02 hereto.

                 (f) other dispositions of assets not exceeding $5,000,000 in the aggregate of gross book value of the assets so disposed.

         7.03 Consolidations and Mergers. The Company shall not, and shall not suffer or permit any of its Subsidiaries to, merge, consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions) all or substantially all of its assets (whether now owned or hereafter acquired) to or in favor of any Person, except:

                 (a) any Subsidiary of the Company may merge with the Company, provided that the Company shall be the continuing or surviving corporation, or with any one or more Subsidiaries of the Company, provided that if any transaction shall be between a Subsidiary and a Wholly-Owned Subsidiary, the Wholly-Owned Subsidiary shall be the continuing or surviving corporation;

                 (b) any Subsidiary of the Company may sell or lease all or substantially all of its assets (upon voluntary liquidation or otherwise), to the Company or another Wholly-Owned Subsidiary of the Company; and

                 (c) any such transaction after the Closing Date in which the consideration is limited to an exchange of the Company's stock having a market value not more than two and one half percent (2-1/2%) of amount of the Company's Consolidated Assets.

         7.04 Loans and Investments. The Company shall not purchase or acquire, or suffer or permit any of its Subsidiaries to purchase or acquire, or make any commitment therefor, any capital stock, equity interest, or any obligations or other securities of, or any interest in, any Person, or make or commit to make any Acquisitions, or make or commit to make any advance, loan, extension of credit or capital contribution to or any other investment in, any Person including any Affiliate of the Company, except for:

                 (a)      investments in Cash Equivalents;

                 (b) extensions of credit in the nature of accounts receivable or notes receivable arising from the sale or lease of goods or services in the Ordinary Course of Business; and

                 (c) extensions of credit by the Company to any of its Wholly-Owned Subsidiaries or by any of its Wholly-Owned Subsidiaries to another of its Wholly-Owned Subsidiaries of the Company.

                 (d) any transaction not exceeding two and one half percent (2-1/2%) of the amount of the Company's Consolidated Assets; and

                 (e) loans to the Company's employees not exceeding $5,000,000 in the aggregate.

         7.05 Limitation on Indebtedness. The Company shall not, and shall not suffer or permit any of its Subsidiaries to, create, incur, assume, suffer to exist, or otherwise become or remain directly or indirectly liable with respect to, any Indebtedness, except:

                 (a) Indebtedness incurred pursuant to this Agreement and the September Agreement;

                 (b) Indebtedness consisting of Contingent Obligations permitted pursuant to Section 7.08;

                 (c) Indebtedness existing on the Closing Date and set forth in Schedule 7.05;

                 (d) Indebtedness secured by Liens permitted by Section 7.01(h), (i), (j) and (m);

                 (e) Indebtedness incurred in connection with leases permitted pursuant to Section 7.11;

                 (f) Indebtedness in the Ordinary Course of Business in connection with corporate credit cards;

                 (g) Indebtedness secured by Liens permitted by Section 7.01(n) under terms that are not more restrictive than this Agreement and on which no principal payment shall be made prior to the Termination Date; and

                 (h) Indebtedness of Priory Hospitals Group to the Bank in the amount of 10 million pounds.

         7.06 Transactions with Affiliates. The Company shall not, and shall not suffer or permit any of its Subsidiaries to, enter into any transaction with any Affiliate of the Company or of any such Subsidiary, except (a) as expressly permitted by this Agreement, or (b) in the Ordinary Course of Business and pursuant to the reasonable requirements of the business of the Company or such Subsidiary; in each case (a) and (b), upon fair and reasonable terms no less favorable to the Company or such Subsidiary than would obtain in a comparable arm's-length transaction with a Person not an Affiliate of the Company or such Subsidiary.

         7.07 Use of Proceeds. The Company shall not and shall not suffer or permit any of its Subsidiaries to use any portion of the Loan proceeds, directly or indirectly, (i) to purchase or carry Margin Stock, (ii) to repay or otherwise refinance indebtedness of the Company or others incurred to purchase or carry Margin Stock, (iii) to extend credit for the purpose of purchasing or carrying any Margin Stock, or (iv) to acquire any security in any transaction that is subject to Section 13 or 14 of the Exchange Act, provided that the Company may use Loan proceeds to purchase its own stock for holding as treasury stock as long as no violation of Regulation G, T, U or X of the Federal Reserve Board results.

         7.08 Contingent Obligations. The Company shall not, and shall not suffer or permit any of its Subsidiaries to, create, incur, assume or suffer to exist any Contingent Obligations except:

                 (a) endorsements for collection or deposit in the Ordinary Course of Business;

                 (b) Rate Contracts entered into in the Ordinary Course of Business;

                 (c) Contingent Obligations of the Company and its Subsidiaries existing as of the Closing Date and listed in Schedule 7.08; and

                 (d) performance guaranties by the Company of obligations of THC, incurred for the acquisition by THC of facilities.

         7.09 Joint Ventures. The Company shall not, and shall not suffer or permit any of its Subsidiaries to enter into any Joint Venture, other than in the Ordinary Course of Business.

         7.10 Compliance with ERISA. The Company shall not, and shall not suffer or permit any of its Subsidiaries to, (i) terminate any Plan subject to Title IV of ERISA so as to result in any material (in the opinion of the Bank) liability to the Company or any ERISA Affiliate, (ii) permit to exist any ERISA Event or any other event or condition, which presents the risk of a material (in the opinion of the Bank) liability to any member of the Controlled Group,
(iii) make a complete or partial
withdrawal (within the meaning of ERISA Section 4201) from any Multiemployer Plan so as to result in any material (in the opinion of the Bank) liability to the Company or any ERISA Affiliate, (iv) enter into any new Plan or modify any existing Plan so as to increase its obligations thereunder which could result in any material (in the opinion of the Bank) liability to any member of the Controlled Group, or (v) permit the present value of all nonforfeitable accrued benefits under any Plan (using the actuarial assumptions utilized by the PBGC upon termination of a Plan) materially (in the opinion of the Bank) to exceed the fair market value of Plan assets allocable to such benefits, all determined as of the most recent valuation date for each such Plan.

         7.11 Lease Obligations. The Company shall not, and shall not suffer or permit any of its Subsidiaries to, create or suffer to exist any obligations for the payment of rent for any Property under lease or agreement to lease, except for:

                 (a) leases of the Company and its Subsidiaries in existence on the Closing Date;

                 (b) Operating Leases entered into by the Company or any of its Subsidiaries after the Closing Date in the Ordinary Course of Business; and

                 (c) Capital Leases, entered into by the Company or any of its Subsidiaries after the Closing Date to finance the acquisition of equipment; provided that the aggregate annual rental payments for all such Capital Leases shall not exceed in any fiscal year $1,000,000; and

                 (d) Capital Leases for real estate where the related obligations constitute Capital Expenditures.

         7.12 Restricted Payments. The Company shall not, and shall not suffer or permit any of its Subsidiaries to, declare or make any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities on account of any shares of any class of its capital stock, or purchase, redeem or otherwise acquire for value any shares of its capital stock or any warrants, rights or options to acquire such shares, now or hereafter outstanding; except that the Company and any Wholly-Owned Subsidiary of the Company may:

                 (a) declare and make dividend payments or other distributions payable solely in its common stock;

                 (b) purchase, redeem or otherwise acquire shares of its common stock or warrants or options to acquire any such shares with the proceeds received from the substantially concurrent issue of new shares of its common stock; and

                 (c) declare or pay cash dividends to its stockholders and purchase, redeem or otherwise acquire shares of its capital stock or warrants, rights or options to acquire any such shares for cash solely out of 25% of net income of the Company and its Subsidiaries arising after the date hereof and computed on a cumulative consolidated basis, provided, that, immediately after giving effect to such proposed action, no Default or Event of Default would exist.

         7.13 Net Funded Debt to EBITDA Ratio. The Company shall not permit its Net Funded Debt to EBITDA Ratio to be more than the applicable maximum amount set forth opposite such consecutive 12-month period below:

                 Each Consecutive 12-Month
                       Period Ending                          Maximum
                 -------------------------                    -------
                       May 31, 1994                         1.80 to 1.00
                     August 31, 1994                        2.50 to 1.00

         7.14 EBITDA to Consolidated Net Interest Expense Ratio. The Company shall not permit its EBITDA to Consolidated Net Interest Expense Ratio to be less than the applicable minimum amount set forth opposite such consecutive 12-month period below:

                 Each Consecutive 12-Month
                       Period Ending                            Ratio
                 -------------------------                      -----
                       May 31, 1994                         15.00 to 1.00
                     August 31, 1994                         9.50 to 1.00

         7.15 Tangible Net Worth. The Company shall not permit (as of the end of any fiscal quarter) its Tangible Net Worth to be less than 95% of the Tangible Net Worth as of the last fiscal quarter end prior to the Closing Date hereof plus 75% of the Company's net income (not to be reduced by losses) earned in each fiscal quarter plus 75% of the Net Issuance Proceeds since the date hereof.

         7.16 Change in Business. The Company shall not, and shall not permit any of its Subsidiaries to, engage in any material line of business substantially different from those lines of business carried on by it on the date hereof.

         7.17 Accounting Changes. The Company shall not, and shall not suffer or permit any of its Subsidiaries to, make any significant change in accounting treatment or reporting practices, except as required by GAAP, or change the fiscal year of the Company or of any of its consolidated Subsidiaries.

         7.18 Use of Proceeds - Ineligible Securities. The Company shall not, directly or indirectly, use any portion of the Loan proceeds (i) knowingly to purchase Ineligible Securities from the

Arranger during any period in which the Arranger makes a market in such Ineligible Securities, (ii) knowingly to purchase during the underwriting or placement period Ineligible Securities being underwritten or privately placed by the Arranger, or (iii) to make payments of principal or interest on Ineligible Securities underwritten or privately placed by the Arranger and issued by or for the benefit of the Company or any Affiliate of the Company.

                                  ARTICLE VIII

                               EVENTS OF DEFAULT

         8.01 Event of Default. Any of the following shall constitute an "Event of Default":

                 (a) Non-Payment. The Company or THC fails to pay, (i) when and as required to be paid herein, any amount of principal of any Loan, or
(ii) within two days after the same shall become due, any interest, fee or any other amount payable hereunder or pursuant to any other Loan Document; or

                 (b) Representation or Warranty. Any representation or warranty by the Company or any of its Subsidiaries made or deemed made herein, in any Loan Document, or which is contained in any certificate, document or financial or other statement by the Company, any of its Subsidiaries, or their respective Responsible Officers, furnished at any time under this Agreement, or in or under any Loan Document, shall prove to have been incorrect in any material respect on or as of the date made or deemed made; or

                 (c) Specific Defaults. The Company fails to perform or observe any term, covenant or agreement contained in Sections 6.01, 6.02, 6.03 and 6.09 or Article VII; or

                 (d) Other Defaults. The Company fails to perform or observe any other term or covenant contained in this Agreement or any Loan Document, and such default shall continue unremedied for a period of 20 days after the earlier of (i) the date upon which a Responsible Officer of the Company knew or should have known of such failure or (ii) the date upon which written notice thereof is given to the Company by the Bank; or

                 (e) Cross-Default. (i) The Company or any of its Subsidiaries (x) fails to make any payment in respect of any Indebtedness or Contingent Obligation having an aggregate principal amount (including undrawn committed or available amounts and including amounts owing to all creditors under any combined or syndicated credit arrangement) of more than $1,000,000 when due (whether by scheduled maturity, required prepayment, acceleration, demand, or otherwise) and such failure continues after the applicable grace or notice period, if any, specified in the document relating thereto on the date of such failure; or (y) fails to perform or observe any other condition or covenant, or any other event shall occur or condition exist, under any agreement or instrument relating to any such Indebtedness or Contingent Obligation, and such failure continues after the applicable grace or notice period, if any, specified in the document relating thereto on the date of such failure if the effect of such failure, event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Indebtedness (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause such Indebtedness to be declared to be due and payable prior to its stated maturity, or such Contingent Obligation to become payable or cash collateral in respect thereof to be demanded; or (ii) an "Event of Default" or "Default" shall occur under the September Agreement; or

                 (f) Insolvency; Voluntary Proceedings. The Company or any of its Subsidiaries (i) ceases or fails to be Solvent, or generally fails to pay, or admits in writing its inability to pay, its debts as they become due, subject to applicable grace periods, if any, whether at stated maturity or otherwise; (ii) voluntarily ceases to conduct its business in the ordinary course; (iii) commences any Insolvency Proceeding with respect to itself; or
(iv) takes any action to effectuate or authorize any of the foregoing; or

                 (g) Involuntary Proceedings. (i) Any involuntary Insolvency Proceeding is commenced or filed against the Company or any subsidiary of the Company, or any writ, judgment, warrant of attachment, execution or similar process, is issued or levied against a substantial part of the Company's or any of its Subsidiaries' Properties, and any such proceeding or petition shall not be dismissed, or such writ, judgment, warrant of attachment, execution or similar process shall not be released, vacated or fully bonded within 60 days after commencement, filing or levy; (ii) the Company or any of its Subsidiaries admits the material allegations of a petition against it in any Insolvency Proceeding, or an order for relief (or similar order under non-U.S. law) is ordered in any Insolvency Proceeding; or
(iii) the Company or any of its Subsidiaries acquiesces in the appointment of a receiver, trustee, custodian, conservator, liquidator, mortgagee in possession (or agent therefor), or other similar Person for itself or a substantial portion of its Property or business; or

                 (h) ERISA. (i) A member of the Controlled Group shall fail to pay when due, after the expiration of any applicable grace period, any installment payment with respect to its withdrawal liability under a Multiemployer Plan; (ii) the Company or an ERISA Affiliate shall fail to satisfy its contribution requirements under Section 412(c)(11) of the Code, whether or not it has sought a waiver under Section 412(d) of the Code; (iii) in the case of an ERISA Event involving the withdrawal from a Plan of a "substantial employer" (as defined in Section 4001(a)(2) or Section 4062(e) of ERISA), the withdrawing employer's proportionate share of that Plan's Unfunded Pension Liabilities is more than $1,000,000; (iv) in the case of an ERISA Event involving the complete or partial withdrawal from a Multiemployer Plan, the withdrawing employer has incurred a withdrawal liability in an aggregate amount exceeding $1,000,000; (v) in the case of an ERISA Event not described in clause (iii) or (iv), the Unfunded Pension Liabilities of the relevant Plan or Plans exceed $1,000,000; (vi) a Plan that is intended to be qualified under Section 401(a) of the Code shall lose its qualification, and the loss can reasonably be expected to impose on members of the Controlled Group liability (for additional taxes, to Plan participants, or otherwise) in the aggregate amount of $1,000,000 or more; (vii) the commencement or increase of contributions to, or the adoption of or the amendment of a Plan by, a member of the Controlled Group shall result in a net increase in unfunded liabilities to the Controlled Group in excess of $1,000,000; (viii) any member of the Controlled Group engages in or otherwise becomes liable for a non-exempt prohibited transaction and the initial tax or additional tax under section 4975 of the Code relating thereto might reasonably be expected to exceed $1,000,000; (ix) a violation of section 404 or 405 of ERISA or the exclusive benefit rule under section 401(a) of the Code if such violation might reasonably be expected to expose a member or members of the Controlled Group to monetary liability in excess of $1,000,000; (x) any member of the Controlled Group is assessed a tax under section 4980B of the Code in excess of $1,000,000; or (xi) the occurrence of any combination of events listed in clauses (iii) through (x) that involves a potential liability, net increase in aggregate Unfunded Pension Liabilities, unfunded liabilities, or any combination thereof, in excess of $1,000,000; or

                 (i) Monetary Judgments. One or more final judgments, orders or decrees shall be entered against the Company or any of its Subsidiaries involving in the aggregate a liability (not fully covered by independent third-party insurance) as to any single or related series of transactions, incidents or conditions, of $1,000,000 or more, and the same shall remain unsatisfied, unvacated and unstayed pending appeal for a period of 30 days after the entry thereof; or

                 (j) Non-Monetary Judgments. Any non-monetary judgment, order or decree shall be rendered against the Company which does or would reasonably be expected to have a Material Adverse Effect, and there shall be any period of 10 consecutive days during which a stay of enforcement of such judgment or order, by reason of a pending appeal or otherwise, shall not be in effect; or

                 (k) Loss of Licenses. Any Governmental Authority shall finally revoke or fail to renew any material license, permit or franchise of the Company or the Company shall for any reason lose any material license, permit or franchise or the Company or any of its Subsidiaries shall suffer the imposition of any restraining order, escrow, suspension or impound of funds in connection with any proceeding (judicial or administrative) with respect to any material license, permit or franchise; or

                 (l) Adverse Change. There shall occur a Material Adverse Effect; or

                 (m) Guarantor Defaults. Any Guarantor shall fail in any material respect to perform or observe any term, covenant or agreement in its Guaranty; or any Guaranty shall for any reason be in material part (including with respect to future advances) or wholly revoked or invalidated, or otherwise cease to be in full force and effect, or any Guarantor or any other Person shall contest in any manner the validity or enforceability thereof or deny that it has any further liability or obligation thereunder; or any event described at paragraphs (f) or (g) shall occur with respect to any Guarantor.

         8.02 Remedies. If any Event of Default occurs and is not remedied during any applicable grace period, Bank may:

                 (a) declare the Commitments of the Bank to make Loans to be terminated, whereupon such Commitments shall forthwith be terminated;

                 (b) declare the unpaid principal amount of all outstanding Loans, all interest accrued and unpaid thereon, and all other amounts owing or payable hereunder or under any other Loan Document to be immediately due and payable; without presentment, demand, protest or other notice of any kind, all of which are hereby expressly waived by the Company; and

                 (c) exercise all rights and remedies available to it under the Loan Documents or applicable law;

provided, however, that upon the occurrence of any event specified in paragraph
(f) or (g) of Section 8.01 (in the case of clause (i) of paragraph (g) upon the expiration of the 60-day period mentioned therein), the obligation of the Bank to make Loans shall automatically terminate and the unpaid principal amount of all outstanding Loans and all interest and other amounts shall automatically become due and payable without further act of the Bank.

         8.03 Rights Not Exclusive. The rights provided for in this Agreement and the other Loan Documents are cumulative and are not exclusive of any other rights, powers, privileges or remedies provided by law or in equity, or under any other instrument, document or agreement now existing or hereafter arising.

                                   ARTICLE IX

                                 MISCELLANEOUS

         9.01 Amendments and Waivers. No amendment or waiver of any provision of this Agreement or any other Loan Document, and no consent with respect to any departure by the Company therefrom, shall be effective unless the same shall be in writing and signed by the Bank, and then such waiver shall be effective only in the specific instance and for the specific purpose for which given.

         9.02 Notices.

                 (a) All notices, requests and other communications provided for hereunder shall be in writing (including, unless the context expressly otherwise provides, telegraphic, telex, facsimile transmission or cable communication) and mailed, telegraphed, telexed or delivered, to the address or number specified for notices on the applicable signature page hereof; or to such other address as shall be designated by such party in a written notice to the other parties, and as to each other party, at such other address as shall be designated by such party in a written notice to the other party.

                 (b) All such notices and communications shall, when transmitted by overnight delivery, telegraphed, telecopied by facsimile, telexed or cabled, be effective when delivered for overnight delivery or to the telegraph company, received by telecopier, confirmed by telex answer-back or delivered to the cable company, respectively, or if delivered, upon delivery, except that notices pursuant to Article II shall not be effective until actually received by the Bank.

                 (c) The Company acknowledges and agrees that any agreement of the Bank at Article II herein to receive certain notices by telephone and facsimile is solely for the convenience and at the request of the Company. The Bank shall be entitled to rely on the authority of any Person purporting to be a Person authorized by the Company to give such notice and the Bank shall not have any liability to the Company or other Person on account of any action taken or not taken by the Bank in reliance upon such telephonic or facsimile notice. The obligation of the Company to repay the Loans shall not be affected in any way or to any extent by any failure by the Bank to receive written confirmation of any telephonic or facsimile notice or the receipt by the Bank of a confirmation which is at variance with the terms understood by the Bank to be contained in the telephonic or facsimile notice.

         9.03 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Bank, any right, remedy, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege.

         9.04 Costs and Expenses. The Company shall, whether or not the transactions contemplated hereby shall be consummated:

                 (a) pay or reimburse the Bank within five Business Days after demand (subject to subsection 4.01(f)) for all costs and expenses incurred by the Bank in connection with the development, preparation, delivery, administration and execution of, and any amendment, supplement, waiver or modification to, this Agreement, any Loan Document and any other documents prepared in connection herewith or therewith, and the consummation of the transactions contemplated hereby and thereby, including the reasonable Attorney Costs incurred by the Bank with respect thereto;

                 (b) pay or reimburse the Bank within five Business Days after demand (subject to subsection 4.01(f)) for all costs and expenses incurred by them in connection with the enforcement, attempted enforcement, or preservation of any rights or remedies (including in connection with any "workout" or restructuring regarding the Loans) under this Agreement, any other Loan Document, and any such other documents, including Attorney Costs incurred by the Bank; and

                 (c) pay or reimburse the Bank within five Business Days after demand (subject to subsection 4.01(f)) for all appraisal (including the allocated cost of internal appraisal services), audit, environmental inspection and review (including the allocated cost of such internal services), search and filing costs, fees and expenses, incurred or sustained by the Bank in connection with the matters referred to under paragraphs (a) and (b) of this Section.

         9.05 Indemnity. Whether or not the transactions contemplated hereby shall be consummated:

                 (a) General Indemnity. The Company shall pay, indemnify, and hold the Bank and each of its officers, directors, employees, counsel, agents and attorneys-in-fact (each, an "Indemnified Person") harmless from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses or disbursements (including Attorney Costs) of any kind or nature whatsoever with respect to the execution, delivery, enforcement, performance and administration of this Agreement and any other Loan Documents, or the transactions contemplated hereby and thereby, and with respect to any investigation, litigation or proceeding related to this Agreement or the Loans or the use of the proceeds thereof, whether or not any Indemnified Person is a party thereto (all the foregoing, collectively, the "Indemnified Liabilities");

provided, that the Company shall have no obligation hereunder to any Indemnified Person with respect to Indemnified Liabilities arising from the gross negligence or willful misconduct of such Indemnified Person.

                 (b) Environmental Indemnity. (i) The Company hereby agrees to indemnify, defend and hold harmless each Indemnified Person, from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, charges, expenses or disbursements (including Attorney Costs and the allocated cost of internal environmental audit or review services), which may be incurred by or asserted against such Indemnified Person in connection with or arising out of any pending or threatened investigation, litigation or proceeding, or any action taken by any Person, with respect to any Environmental Claim arising out of or related to this Agreement. No action taken by legal counsel chosen by the Bank in defending against any such investigation, litigation or proceeding or requested remedial, removal or response action shall vitiate or any way impair the Company's obligation and duty hereunder to indemnify and hold harmless the Bank.

                          (ii)    In no event shall any site visit,
observation, or testing by the Bank be deemed a representation or warranty that Hazardous Materials are or are not present in, on, or under the site, or that there has been or shall be compliance with any Environmental Law. Neither the Company nor any other Person is entitled to rely on any site visit, observation, or testing by the Bank. The Bank owes no duty of care to protect the Company or any other Person against, or to inform the Company or any other party of, any Hazardous Materials or any other adverse condition affecting any site or Property. The Bank shall not be obligated to disclose to the Company or any other Person any report or findings made as a result of, or in connection with, any site visit, observation, or testing by the Bank.

                 (c)      Survival; Defense.  The obligations in this Section
9.05 shall survive payment of all other Obligations. At the election of any Indemnified Person, the Company shall defend such Indemnified Person using legal counsel satisfactory to such Indemnified Person in such Person's sole discretion, at the sole cost and expense of the Company. All amounts owing under this Section 9.05 shall be paid within 30 days after demand.

         9.06 Marshalling; Payments Set Aside. The Bank shall be under no obligation to marshall any assets in favor of the Company or any other Person or against or in payment of any or all of the Obligations. To the extent that the Company makes a payment or payments to the Bank, or the Bank enforces its Liens or exercises its right of set-off, and such payment or payments or the proceeds of such enforcement or set-off or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside or required to be repaid to a trustee, receiver or any other party in connection with any Insolvency Proceeding, or otherwise, then to the extent of such recovery the obligation or part thereof originally intended to be satisfied shall be revived and continued in full force and effect as if such payment had not been made or such enforcement or set-off had not occurred.

         9.07 Successors and Assigns. The provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Company may not assign or transfer any of its rights or obligations under this Agreement without the prior written consent of the Bank.

         9.08    Assignments, Participations. etc.

                 (a) The Bank may at any time, with the consent of the Company, which consent shall not unreasonably be withheld, assign and delegate to one or more Persons (each an "Assignee") all, or any ratable part, of the Loans, the Commitment and the other rights and obligations of the Bank hereunder; provided, however, that the Company may continue to deal solely and directly with the Bank in connection with the interest so assigned to an Assignee until written notice of such assignment, together with payment instructions, addresses and related information with respect to the Assignee, shall have been given to the Company by the Bank and the Assignee. Thereupon, with respect to the assigned portion of the Loans and Commitment, such Assignee shall be deemed for all purposes to be a Bank under this Agreement, and shall have all the rights and duties associated therewith.

                 (b) The Bank may at any time, with the consent of the Company, which consent shall not unreasonably be withheld, sell to one or more Persons (a "Participant") participating interests in any Loans, the Commitment and the other interests of the Bank hereunder and under the other Loan Documents; provided, however, that (i) the Bank's obligations under this Agreement shall remain unchanged, (ii) the Bank shall remain solely responsible for the performance of such obligations, (iii) the Company shall continue to deal solely and directly with the Bank in connection with the Bank's rights and obligations under this Agreement and the other Loan Documents, and (iv) the Participant shall, together with the Bank, be entitled to the nonexclusive protections of Sections 3.01, 3.03 and 9.09 as though it were also the "Bank" hereunder. In the case of any such participation, if amounts outstanding under this Agreement are due and unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of set-off in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as an Assignee under this Agreement.

                 (c) The Bank agrees to take normal and reasonable precautions and exercise due care to maintain the confidentiality of all non-public information provided to it by the Company or any Subsidiary of the Company, in connection with this Agreement or any other Loan Document, and neither it nor any of its Affiliates shall use any such information for any purpose or in any manner other than pursuant to the terms contemplated by this Agreement; except to the extent such information (i) was or becomes generally available to the public other than as a result of a disclosure by the Bank, or
(ii) was or becomes available on a non-confidential basis from a source other than the Company, provided that such source is not bound by a confidentiality agreement with the Company known to the Bank; provided further, however, that the Bank may disclose such information (A) at the request or pursuant to any requirement of any Governmental Authority to which the Bank is subject or in connection with an examination of the Bank by any such authority; (B) pursuant to subpoena or other court process; (C) when required to do so in accordance with the provisions of any applicable Requirement of Law; and (D) to the Bank's independent auditors and other professional advisors. Notwithstanding the foregoing, the Company authorizes the Bank to disclose to any Participant or Assignee (each, a "Transferee") and to any prospective Transferee, such financial and other information in the Bank's possession concerning the Company or its Subsidiaries which has been delivered to the Bank pursuant to this Agreement or which has been delivered to the Bank by the Company in connection with the Bank's credit evaluation of the Company prior to entering into this Agreement; provided that, unless otherwise agreed by the Company, such Transferee agrees in writing to the Bank to keep such information confidential to the same extent required of the Bank hereunder.

                 (d) Notwithstanding any other provision contained in this Agreement or any other Loan Document to the contrary, the Bank may assign (with or without the consent of the Company) all or any portion of the Loans held by it to any Federal Reserve Bank or the United States Treasury as collateral security pursuant to Regulation A of the Board of Governors of the Federal Reserve System and any Operating Circular issued by such Federal Reserve Bank, provided that any payment in respect of such assigned Loans made by the Company to or for the account of the Bank in accordance with the terms of this Agreement shall satisfy the Company's obligations hereunder in respect to such assigned Loans to the extent of such payment. No such assignment shall release the Bank from its obligations hereunder.

         9.09 Set-off. In addition to any rights and remedies of the Bank provided by law, if an Event of Default exists, the Bank is authorized at any time and from time to time, without prior notice to the Company, any such notice being waived by the Company to the fullest extent permitted by law, to set off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held by, and other indebtedness at any time owing to, the Bank to or for the credit or the account of the Company against any and all Obligations owing to the Bank, now or hereafter existing, irrespective of whether or not the Bank shall have made demand under this Agreement or any Loan Document and although such Obligations may be contingent or unmatured. The Bank agrees promptly to notify the Company after any such set-off and application made by the Bank; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. The rights of the Bank under this Section 9.09 are in addition to the other rights and remedies (including other rights of set-off) which the Bank may have.

         9.10 Automatic Debits of Fees. With respect to any commitment fee, facility fee, or other fee, or any other cost or expense (including Attorney Costs) due and payable to the Bank under the Credit Documents, the Company hereby irrevocably authorizes the Bank to debit any deposit account of the Company with the Bank in an amount such that the aggregate amount debited from all such deposit accounts does not exceed such fee or other cost or expense. If there are insufficient funds in such deposit accounts to cover the amount of the fee or other cost or expense then due, such debits will be reversed (in whole or in part, in the Bank's sole discretion) and such amount not debited shall be deemed to be unpaid. No such debit under this Section
9.10 shall be deemed a setoff.

         9.11 Counterparts. This Agreement may be executed by one or more of the parties to this Agreement in any number of separate counterparts, each of which, when so executed, shall be deemed an original, and all of said counterparts taken together shall be deemed to constitute but one and the same instrument.

         9.12 Severability. The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

         9.13 No Third Parties Benefited. This Agreement is made and entered into for the sole protection and legal benefit of the Company and the Bank and their permitted successors and assigns, and no other Person shall be a direct or indirect legal beneficiary of, or have any direct or indirect cause of action or claim in connection with, this Agreement or any of the other Loan Documents. The Bank shall have no obligation to any Person not a party to this Agreement or other Loan Documents.

         9.14 Time. Time is of the essence as to each term or provision of this Agreement and each of the other Loan Documents.

         9.15    Governing Law and Jurisdiction.

                 (a) THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAW OF THE STATE OF CALIFORNIA; PROVIDED THAT THE BANK SHALL RETAIN ALL RIGHTS ARISING UNDER FEDERAL LAW.

                 (b) ANY LEGAL ACTION OR PROCEEDING WITH RESPECT TO THIS AGREEMENT MAY BE BROUGHT IN THE COURTS OF THE STATE OF CALIFORNIA OR OF THE UNITED STATES FOR THE CENTRAL DISTRICT OF CALIFORNIA, AND BY EXECUTION AND DELIVERY OF THIS AGREEMENT, EACH OF THE COMPANY AND THE BANK CONSENTS, FOR ITSELF AND IN RESPECT OF ITS PROPERTY, TO THE JURISDICTION OF THOSE COURTS. EACH OF THE COMPANY AND THE BANK IRREVOCABLY WAIVES ANY OBJECTION, INCLUDING ANY OBJECTION TO THE LAYING OF VENUE OR BASED ON THE GROUNDS OF FORUM NON CONVENIENS, WHICH IT MAY NOW OR HEREAFTER HAVE TO THE BRINGING OF ANY ACTION OR PROCEEDING IN SUCH JURISDICTION IN RESPECT OF THIS AGREEMENT OR ANY DOCUMENT RELATED HERETO. THE COMPANY AND THE BANK EACH WAIVE PERSONAL SERVICE OF ANY SUMMONS, COMPLAINT OR OTHER PROCESS, WHICH MAY BE MADE BY ANY OTHER MEANS PERMITTED BY CALIFORNIA LAW.

         9.16 Waiver of Jury Trial. THE COMPANY AND THE BANK EACH WAIVE THEIR RESPECTIVE RIGHTS TO A TRIAL BY JURY OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF OR RELATED TO THIS AGREEMENT, THE OTHER LOAN DOCUMENTS, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY, IN ANY ACTION, PROCEEDING OR OTHER LITIGATION OF ANY TYPE BROUGHT BY ANY OF THE PARTIES AGAINST ANY OTHER PARTY OR PARTIES, WHETHER WITH RESPECT TO CONTRACT CLAIMS, TORT CLAIMS, OR OTHERWISE. THE COMPANY AND THE BANK EACH AGREE THAT ANY SUCH CLAIM OR CAUSE OF ACTION SHALL BE TRIED BY A COURT TRIAL WITHOUT A JURY. WITHOUT LIMITING THE FOREGOING, THE PARTIES FURTHER AGREE THAT THEIR RESPECTIVE RIGHT TO A TRIAL BY JURY IS WAIVED BY OPERATION OF THIS SECTION AS TO ANY ACTION, COUNTERCLAIM OR OTHER PROCEEDING WHICH SEEKS, IN WHOLE OR IN PART, TO CHALLENGE THE VALIDITY OR ENFORCEABILITY OF THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR ANY PROVISION HEREOF OR THEREOF. THIS WAIVER SHALL APPLY TO ANY SUBSEQUENT AMENDMENTS, RENEWALS, SUPPLEMENTS OR MODIFICATIONS TO THIS AGREEMENT AND THE OTHER LOAN DOCUMENTS.

         9.17 Notice of Claims; Claims Bar. THE COMPANY HEREBY AGREES THAT IT SHALL GIVE PROMPT WRITTEN NOTICE OF ANY CLAIM OR CAUSE OF ACTION IT BELIEVES IT HAS, OR MAY SEEK TO ASSERT OR ALLEGE AGAINST THE BANK, WHETHER SUCH CLAIM IS BASED IN LAW OR EQUITY, ARISING UNDER OR RELATED TO THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS, OR TO THE LOANS, OR ANY ACT OR OMISSION TO ACT BY THE BANK WITH RESPECT HERETO OR THERETO, AND THAT IF IT SHALL FAIL TO GIVE SUCH PROMPT NOTICE TO THE BANK WITH REGARD TO ANY SUCH CLAIM OR CAUSE OF ACTION, IT SHALL BE DEEMED TO HAVE WAIVED, AND SHALL BE FOREVER BARRED FROM BRINGING OR ASSERTING SUCH CLAIM OR CAUSE OF ACTION IN ANY SUIT, ACTION OR PROCEEDING IN ANY COURT OR BEFORE ANY GOVERNMENTAL AGENCY.

         9.18 Entire Agreement. This Agreement, together with the other Loan Documents, embodies the entire Agreement and understanding between the Company and the Bank, and supersedes all prior or contemporaneous agreements and understandings of such Persons, verbal or written, relating to the subject matter hereof and thereof, except for any prior arrangements made with respect to the payment by the Company of (or any indemnification for) any fees, costs or expenses payable to or incurred (or to be incurred) by or on behalf of the Bank.

         9.19 Interpretation. This Agreement is the result of negotiations between and has been reviewed by counsel to the Company and the Bank, and is the product of all parties hereto. Accordingly, this Agreement and the other Loan Documents shall not be construed against the Bank merely because of the Bank's involvement in the preparation of such documents and agreements.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered in Los Angeles, California by their proper and duly authorized officers as of the day and year first above written.


                                     COMMUNITY PSYCHIATRIC CENTERS



                                     By: _______________________________________
                                     Title: CHAIRMAN AND CHIEF EXECUTIVE OFFICER


                                     TRANSITIONAL HOSPITALS CORP.


                                     By: _______________________________________
                                     Title: CHIEF FINANCIAL OFFICER AND
                                            TREASURER


                                     Address for notices for Company and
                                     Transitional Hospitals Corp.:

                                     24502 Pacific Park Drive
                                     Laguna Hills, California 92656
                                     Attn:   Steven S. Weis
                                             Executive Vice President
                                             and Chief Financial Officer

                                            BANK OF AMERICA NATIONAL TRUST
                                            AND SAVINGS ASSOCIATION


                                            By: ________________________________
                                            Title: VICE PRESIDENT


                                            Address for notices and payments:

                                            Domestic and Offshore
                                            Lending Office:
                                            1850 Gateway Boulevard, 4th Floor
                                            Concord, California 94520
                                            Attn: Carol Schultz
                                            Tel: (510) 675-7186
                                            Fax: (510) 675-5351

                                            Copy to:

                                            555 South Flower Street
                                            Los Angeles, California  90071
                                            Attn:   Brad DeSpain
                                                    Vice President
                                                    Los Angeles Credit
                                                    Products #5618