Form 10-Q
period 1994-08-31
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1994-10-14
CIK 22764

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 1994

                                 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   --------------------
Commission file number  1-7008
                      -------------------------------------------------------

                   COMMUNITY PSYCHIATRIC CENTERS
          (Exact name of registrant as specified in its charter)

            NEVADA                                94-1599386
- --------------------------------          -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer I.D. No.)
 incorporation or organization)

     6600 West Charleston Boulevard, Suite #118, Las Vegas, NV  89102
- -----------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    (702) 259-3600
                                                   --------------------------
            24502 Pacific Park Drive, Laguna Hills, CA   92656
- -----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X     No
                             ----      ----
Indicate the number of shares outstanding of each of the issuer's classes
of Common Stock, as of the latest practicable date:    43,568,672 as of
August 31, 1994

Total number of pages:  14
Exhibit Index at page:  13

PART I.     FINANCIAL INFORMATION

            ITEM 1.  FINANCIAL STATEMENTS

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                                    Nine Months Ended  Three Months Ended
                                         August 31          August 31
                                     1994       1993    1994         1993
                                    --------------------------------------
                                     (In thousands except per share data)

REVENUES:

  Operating revenues, net          $305,591  $249,034  $105,001   $ 79,573
  Investment income and other         1,400     1,813       659        436
                                   --------  --------  --------   --------
                                    306,991   250,847   105,660     80,009
                                   --------  --------  --------   --------
OPERATING COSTS AND EXPENSES:

  Operating costs exclusive of
    depreciation                    171,882   126,717    58,474     37,828
  General and administrative
    expense                          93,812    90,256    31,502     26,884
  Provision for doubtful
    accounts                         18,019    13,680     7,267      4,648
  Depreciation and amortization      13,937    10,487     5,026      3,012
  Interest, principally on
    long-term debt                    2,364     1,840       564        703
  Restructuring charge (credit)        (875)   54,950
                                   --------  --------  --------   --------
                                    299,139   297,930   102,833     73,075
                                   --------  --------  --------   --------
EARNINGS (LOSS) BEFORE TAXES          7,852   (47,083)    2,827      6,934

  Income taxes (benefit)              3,171   (16,706)    1,160      2,866
                                   --------  --------  --------   --------
NET EARNINGS (LOSS)                $  4,681  $(30,377) $  1,667   $  4,068
                                   ========  ========  ========   ========

EARNINGS (LOSS) PER SHARE          $    .11  $   (.71) $    .04   $    .09

WEIGHTED AVERAGE COMMON SHARES       43,378    42,939    43,390     42,941

DIVIDENDS PER COMMON SHARE         $    .01  $   0.09  $    .00   $   0.00

See notes to condensed consolidated financial statements.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 August 31   November 30
                                                    1994         1993
                                                (Unaudited)   (Audited)
                                                ------------------------
ASSETS                                               (in thousands)

CURRENT:
  Cash and cash equivalents                       $ 27,516      $ 24,640
  Short-term investments                            13,751        10,932
  Accounts receivable, less allowances
    for doubtful accounts
    1994 - $25,310/1993 - $22,658                   97,457        80,024
  Assets held for sale                               7,774        10,551
  Refundable and deferred income taxes              10,986         5,763
  Other assets                                      16,740        18,327
                                                  --------      --------
TOTAL CURRENT ASSETS                               174,224       150,237

PROPERTY, BUILDINGS & EQUIPMENT-at
    cost less allowances for depreciation
    1994 - $86,487/1993 - $77,851                  362,310       339,078
DEFERRED TAXES                                       1,031         1,126
OTHER ASSETS                                        27,300        24,178
EXCESS OF INVESTMENTS IN SUBSIDIARIES
  OVER NET ASSETS ACQUIRED                          16,105        15,721
                                                  --------      --------
                                                  $580,970      $530,340
                                                  ========      ========
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT:
  Accounts payable and accrued expenses           $ 45,657      $ 38,365
  Dividends payable                                    111           111
  Income taxes payable                               2,255         2,641
  Payable to third parties under
    reimbursement contracts                          2,038         4,990
  Accrued restructuring costs                        3,210         8,666
  Current maturities on long-term debt              13,187           940
                                                  --------      --------
TOTAL CURRENT LIABILITIES                           66,458        55,713
LONG-TERM DEBT, EXCLUSIVE OF CURRENT
   MATURITIES                                       66,716        40,718
DEFERRED COMPENSATION                                1,746         1,814
DEFERRED INCOME TAXES                               12,678         9,603

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00,
    authorized 2,000 shares; none issued
  Common Stock, par value $1.00, authorized
    100,000 shares; issued 1994 - 46,856
    shares 1993 - 46,856 shares                     46,856       46,856
  Additional paid-in capital                        61,246       65,341
  Less due from employees for exercise
    of stock options                                   (35)         (35)
  Retained earnings                                363,592      359,345
  Foreign currency translation adjustment           (2,531)      (3,815)
  Less treasury stock-at cost 1994 - 3,292
    shares and 1993 - 3,763 shares                 (35,756)     (45,200)
                                                   433,372      422,492
                                                  --------     --------
                                                  $580,970     $530,340
                                                  ========     ========

NOTE: The balance sheet at November 30, 1993 has been derived from the audited financial statement at that date.

   See notes to condensed consolidated financial statements.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      Nine Months Ended
                                                           August 31
                                                     1994 (Unaudited) 1993
                                                     ----------------------
                                                     (thousands of dollars)
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net earnings (loss)                                    $ 4,681   $(30,377)
  Items not resulting in cash flows:
    Depreciation and amortization                       13,937     10,487
    Provision for uncollectible accounts                18,019     13,680
    Restructuring charge (credit)                         (875)    54,950
    (Gain) on sale of property,
      buildings and equipment                             (264)      (176)
    Deferred income taxes                                         (20,044)
    Other                                               (3,592)    (1,297)
  Changes in assets and liabilities:
    Short-term investments                              (2,819)
    Accounts receivable                                (35,452)    (9,671)
    Payable to third parties under
      reimbursement contracts                           (2,952)       291
    Prepaid expenses and other current assets            1,587      1,544
    Accounts payable and accrued expense                 7,292      1,177
    Accrued restructuring costs                         (9,307)    (5,633)
    Dividend payable                                        --     (3,842)
    Income taxes                                        (2,439)       669
                                                       -------    -------
  Net cash provided from (used for) operations         (12,184)    11,758

FINANCING:
  Proceeds from revolving credit facilities             39,311         --
  Dividends paid                                          (435)    (3,864)
  Purchase of treasury shares                               --       (838)
  Payments of deferred compensation                         --     (6,286)
  Net proceeds from exercise of stock options,
    payments on loans and related transactions           5,349        103
  Payments on long-term debt                            (1,274)      (635)
                                                       -------    -------
Net cash provided from (used for) financing
  activities                                            42,951    (11,520)

INVESTING:
  Payments received on notes                             3,306        578
  Loans made to officers                                  (533)        --
  Purchase of property, buildings and equipment        (32,633)   (32,461)
  Proceeds from sale of property, buildings
    and equipment                                        5,035        585
  Investment in affiliate                                   --     (1,602)
  Payment for business acquisitions:
    Property, buildings and equipment                   (2,517)        --
    Excess of purchase price over fair value of
  assets acquired                                         (549)        --
                                                       -------    -------
Net cash used for investing activities                 (27,891)   (32,900)
                                                       -------    -------
Net increase (decrease) in cash and
  cash equivalents                                       2,876    (32,662)
Beginning cash and cash equivalents                     24,640     67,837
                                                       -------    -------
Ending cash and cash equivalents                       $27,516    $35,175
                                                       =======   ========

See notes to condensed consolidated financial statements.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           August 31, 1994

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

NOTE B: RESTRUCTURING CHARGE (CREDIT)

              Effective February 28, 1993, the Company recorded a pre-tax charge of $55.0 million ($35.0 million after tax) in connection with the decision to close seven of its psychiatric hospitals. The charge comprised $35.3 million to write down buildings and other fixed assets, $2.1 million to write off intangibles, $14.4 million for future operating losses of the seven hospitals and related corporate restructuring costs associated with terminating employees, and $3.2 million for additional accounts receivable allowances at the seven hospitals. Six of the restructured hospitals have ceased operations. The seventh hospital, which returned to operating status effective March 1, 1994, has been reconstituted under new management into a rapid stabilization facility. Of the six closed hospitals, two have been sold, three are being held for sale or lease and one is being converted into a THC facility. The Company received cash proceeds of approximately $5.0 million in January and February of 1994 from the sale of two of these hospitals.

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

                           August 31, 1994

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

              As of August 31, 1994, accounts receivable from one of the Company's largest state government payors increased to $6.0 million from $4.5 million at November 30, 1993. During the current year, this state government payor temporarily ceased payment of Medicaid claims to all providers (due to fiscal budget constraints), including the Company, and has resumed payment of unpaid claims in the current quarter. The Company has increased business with this payor in the current year due to the addition of new programs and an increase in patient days. The Company does not believe that any significant collection problems will be experienced with this payor.

NOTE F:       Certain amounts have been reclassified to conform with
        1994 presentations.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations

Nine Months August 31, 1994

  The following table represents selected unaudited pro forma income statement data for the nine months ended August 31, 1994 and 1993, adjusted as if the restructuring for the seven hospitals restructured in fiscal year 1993 had occurred on November 30, 1992. The table also excludes the results of operations for the three hospitals restructured effective February 28, 1994 and includes the results of operations of the hospital that was returned to operating status effective March 1, 1994. The data presented below may not be indicative of the results that would have been obtained had the transactions described above actually occurred on the dates assumed. In the opinion of management, this data includes all adjustments, consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the data set forth therein.

                                              Nine Months Ended
                                                  August 31,
                                            1994 (Unaudited) 1993
                                            ---------------------
                                            (thousands of dollars)

  Net operating revenues                    $303,999     $226,791
  Investment income and other                  1,400        1,813
                                            --------     --------
                                             305,399      228,604
  Costs and expenses:
        Operating                            170,762      114,899
        General and Administrative            93,039       82,236
        Provision for doubtful accounts       17,556       12,904
        Depreciation and amortization         13,812       10,043
        Interest expense                       2,364        1,840
                                            --------     --------
              Total costs and expenses       297,533      221,922

  Earnings before income taxes                 7,866        6,682
  Income taxes                                 3,146        2,673
                                            --------     --------
  Net earnings                              $  4,720     $  4,009
                                            ========     ========

  The following discussion excludes the restructuring charges and the operating results (with the exception of the hospital returned to operations effective March 1, 1994) for the fiscal year 1993 and 1994 Restructured Hospitals.

  Net operating revenues for the nine months ended August 31, 1994 increased by approximately 34.0% to $304.0 million from $226.8 million for the period ending August 31, 1993. This increase was due primarily to the addition of $55.1 million of THC revenue in the first nine months of 1994 as compared to the first nine months of 1993.

  Net operating revenues from the United States psychiatric hospitals increased by 7.3% or approximately $14.1 million as a result of a 12.3% increase in adjusted patient days to 464,490 from 413,679 which was offset by a decrease in the net revenue per adjusted patient day. The increase in adjusted patient days was due in large part to the success of program introductions and expansions, resulting in an increase in residential treatment patient days and in partial hospitalization visits. Adjusted patient days increased despite a 11.0% decrease in average length of stay. The decrease in net revenue per adjusted patient day was the result of the continuing shift in reimbursement to negotiated rates and cost-based reimbursement from private pay, as well as the growth of the residential treatment and partial hospitalization programs. In addition, the prior year's net revenue per day benefited from approximately $3 million of favorable Medicare and Medicaid settlements recorded in the third quarter.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations (continued)

Nine Months Ended August 31, 1994 (continued)

  Net operating revenues from the Company's United Kingdom operations increased by 34.9% or approximately $8.5 million as a result of an increase in inpatient admissions which was partially offset by a decline in net revenue per adjusted patient day.

  Operating expenses increased as a percentage of net operating revenues to 56.2% in the nine months ended August 31, 1994 from 50.7% in the nine months ended August 31, 1993. The year to year increase was primarily attributable to expenses incurred in connection with expansion of the Company's THC operations and an increase in personnel costs related to the Company's development of an expanded continuum of care in its psychiatric business.

  General and administrative expenses as a percentage of net operating revenues decreased to 30.6% from 36.3%. This change was due primarily to the implementation of cost containment programs in the second quarter of 1993 and a management reorganization in the fourth quarter of 1993, which included reduction of personnel and elimination of overhead.

  The provision for doubtful accounts increased $4.7 million for the nine months ended August 31, 1994 compared to the nine months ended August 31, 1993. The increase resulted from an increase in operations at THC as well as a $2 million increase related to an unanticipated disruption in Medicare reimbursement for partial psychiatric hospitalization in California which is affecting other providers as well. This disruption could continue for an undetermined length of time, pending the outcome of the Company's current efforts to resolve the situation.

  For the THC subsidiary, operating and general and administrative expenses exceeded revenues for the nine months ended August 31, 1994 because a large majority (nine of twelve facilities) of these hospitals opened in fiscal 1994. Long-term critical care hospitals such as those operated by THC typically sustain significant start-up costs because there is a six-month delay in receiving exemption from the Medicare Prospective Payment System, during which time the reimbursement for treating Medicare patients is less than the full cost. During the quarter ended August 31, 1994, four facilities received exemption from the Medicare Prospective Payment System. As of August 31, 1994, three of the THC facilities are still not exempt from the Medicare Prospective Payment System.

  Following is a summary of net income by business segment for the nine months ended August 31, 1994:

                                                (in thousands)
                                            ----------------------
                                              1994          1993
                                            -------       --------
        U.S. Psychiatric division           $ 9,072       $(30,868)
        U.K. Psychiatric division             4,640          2,997
        Long-term critical care division     (9,031)        (2,506)
                                            -------       --------
              Net income                    $ 4,681       $(30,377)
                                            =======       ========

  For the reasons described above, earnings before depreciation, amortization, interest, other income and income taxes for the nine months ended August 31, 1994 on a pro forma basis increased from $16.8 million in the first nine months of 1993 to $22.6 million in the first nine months of 1994.

  Depreciation expense increased as a result of property and equipment additions by THC.

  Interest expense, net of amounts capitalized, increased in 1994 as a result of the increase in long-term debt.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations (continued)

Three Months Ended August 31, 1994

  The following table represents selected unaudited pro forma income statement data for the quarters ended August 31, 1994 and 1993, adjusted as if the restructuring for the seven hospitals restructured in fiscal year 1993 had occurred on November 30, 1992. The table also excludes the results of operations for the three hospitals restructured effective February 28, 1994 and includes the results of operations of the hospital that was returned to operating status effective March 1, 1994. The data presented below may not be indicative of the results that would have been obtained had the transactions described above actually occurred on the dates assumed. In the opinion of management, this data includes all adjustments, consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the data set forth therein.

                                                Quarter Ended
                                                  August 31,
                                            1994 (Unaudited) 1993
                                            ----------------------
                                            (thousands of dollars)

  Net operating revenues                    $105,001      $ 76,386
  Investment income and other                    659           436
                                            --------      --------
                                             105,660        76,822
  Costs and expenses:
        Operating                             58,474        36,502
        General and Administrative            31,502        26,016
        Provision for doubtful accounts        7,267         4,333
        Depreciation and amortization          5,026         2,914
        Interest expense                         564           703
                                            --------      --------
              Total costs and expenses       102,833        70,468

  Earnings (loss) before income taxes          2,827         6,354
  Income taxes                                 1,160         2,542
                                            --------      --------
  Net earnings                              $  1,667      $  3,812
                                            ========      ========

  The following discussion excludes the restructuring charges and the operating results (with the exception of the hospital returned to operations effective March 1, 1994) for the fiscal year 1993 and 1994 Restructured Hospitals.

  Net operating revenues for the quarter ended August 31, 1994 increased by approximately 37.5% to $105.0 million from $76.4 million for the prior quarter. This increase was due primarily to the addition of $22.3 million of THC revenue in the third fiscal quarter of 1994 as compared to the third fiscal quarter of 1993.

  Net operating revenues from the United States psychiatric hospitals increased by 5.8% or approximately $3.1 million as a result of a 16.3% increase in adjusted patient days to 149,968 from 128,952 which was offset by a decrease in the net revenue per adjusted patient day. The increase in adjusted patient days was due in large part to the success of program introductions and expansions, resulting in an increase in residential treatment patient days and in partial hospitalization visits. Adjusted patient days increased despite a 10.7% decrease in average length of stay. The decrease in net revenue per adjusted patient day was the result of the continuing shift in reimbursement to negotiated rates and cost-based reimbursement from private payors, as well as the growth of the residential treatment and partial hospitalization programs. In addition, the prior year's net revenue per day benefited from approximately $3 million of favorable Medicare and Medicaid settlements recorded in the third quarter.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations (continued)

Three Months Ended August 31, 1994 (continued)

  Net operating revenues from the Company's United Kingdom operations increased by 37.4% or approximately $3.2 million as a result of an increase in inpatient admissions and in net revenue per adjusted patient day.

  Operating expenses increased as a percentage of net operating revenues to 55.7% in the quarter ended August 31, 1994 from 47.8% in the quarter ended August 31, 1993. The year to year increase was primarily attributable to expenses incurred in connection with expansion of the Company's THC operations and an increase in personnel costs related to the Company's development of an expanded continuum of care in its psychiatric business.

  General and administrative expenses as a percentage of net operating revenues decreased as a percentage of net operating revenues to 30.0% from 34.1%. This change was due primarily to a management reorganization in the fourth quarter of 1993, which included reduction of personnel and elimination of overhead.

  The provision for doubtful accounts increased $2.9 million for the quarter ended August 31, 1994 compared to the quarter ended August 31, 1993. The increase resulted from an increase in operations at THC as well as a $2 million increase related to an unanticipated disruption in Medicare reimbursement for partial psychiatric hospitalization in California which is affecting other providers as well. This disruption could continue for an undetermined length of time, pending the outcome of the Company's current efforts to resolve the situation.

  Following is a summary of net income by business segment for the quarter ended August 31, 1994:

                                             (in thousands)
                                            ----------------
                                              1994     1993
                                            -------  -------
        U.S. Psychiatric division           $   576  $ 2,995
        U.K. Psychiatric division             1,401    1,155
        Long-term critical care division       (310)     (82)
                                            -------  -------
              Net income                    $ 1,667  $ 4,068
                                            =======  =======

  Earnings before depreciation, amortization, interest, other income and income taxes for the quarter ended August 31, 1994 on a pro forma basis decreased to $7.8 million in the third quarter of 1994 from $9.5 million in the third quarter of 1994.

  Depreciation expense increased as a result of property and equipment additions by THC.

  Interest expense decreased due to the capitalization of interest incurred in connection with the development and construction of certain THC facilities.

PART I. FINANCIAL INFORMATION

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations (continued)

Financial Condition at August 31, 1994 (continued)

  At August 31, 1994, cash and equivalents were $27,516 and total working capital was $107,766, net of the accrual for restructuring costs of $3,210. Cash was principally used during the nine months ended August 31, 1994 to fund working capital and operating losses for THC facilities, and for the purchase of equipment and improvements ($32.6 million). The Company also acquired a residential treatment center in the United Kingdom for a purchase price of $3.1 million. In March of 1994, the Company paid a one time dividend to shareholders of record on March 1, 1994 totaling $435,000 (.01 per share). The increase in accounts receivable at August 31, 1994, is due primarily to the expansion of THC's operation during the first three quarters and an increase in U.S. Psychiatric division receivables from a significant state governmental payor (see Note E to the financial statements). Proceeds from borrowings on revolving credit facilities totalled $39.3 million for the nine months ended August 31, 1994.

  Capital expenditures for the balance of 1994 are estimated at approximately $5 million for the U.S. psychiatric division and $4 million for the U.K. psychiatric division.

  Capital expenditures for the THC operations for the same period are estimated at approximately $10 million. In addition to these capital expenditures, the Company expects to invest approximately $9 million over the balance of fiscal year 1994 to fund the working capital needs of THC.

  The Company has a $25.0 million revolving credit facility with Bank of America National Trust and Savings Association ("BofA"). At August 31, 1994, $25.0 million has been borrowed under this facility. The Company may borrow, repay and reborrow up to $25 million through November 30, 1995 (the revolving loan period), at which time any amount outstanding is converted into a term loan payable in equal quarterly installments through November 30, 1998. The Company's subsidiary in the U.K. has a credit facility whereby the Company is allowed to borrow up to $15 million. At August 31, 1994, approximately $7.6 million was outstanding under this facility. On May 6, 1994, the Company entered into an additional revolving credit facility with Bank of America for $50 million. As of August 31, 1994, $20 million was outstanding under this facility. Any amount outstanding under this facility is due and payable on December 31, 1994. The Company believes that its current cash and cash equivalent balances, its operating cash flow, and the amounts available under its revolving credit facilities will be sufficient to fund the Company's operations and capital expenditures through the end of fiscal 1994. The Company is also presently evaluating proposals for additional funding from other financing sources. Additional funding sources will be needed to support further expansion of THC and to repay outstanding borrowings under the $50 million credit facility.

            COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                           August 31, 1994


PART II.      OTHER INFORMATION

  ITEM 1.     LEGAL PROCEEDINGS

  See Part I, Item 3 of the Company's Report on Form 10-K for the fiscal year ended November 30, 1993.


  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K:

  A) The following exhibit is included herein:

     Exhibit 11:  Computation of Earnings per Share

     The registrant was not required to file a Form 8-K during the three months ended August 31, 1994.


                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMMUNITY PSYCHIATRIC CENTERS
                                        (Registrant)




Dated:  October 13, 1994          /s/ STEVEN S. WEIS
                                ------------------------
                                Steven S. Weis
                                Chief Financial Officer

                            EXHIBIT INDEX


Exhibit                                                    Page No.
                                                           --------

  11    Computation of Earnings Per Share                     14