Form 10-K
period 1994-11-30
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1995-02-27
CIK 22764

                                  FORM 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended                November 30, 1994
                          ------------------------------------------------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                       to
                               ---------------------    ------------------------
Commission file number                     1-7008
                       ---------------------------------------------------------

                         COMMUNITY PSYCHIATRIC CENTERS
     ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       94-1599386
- ------------------------------              ------------------------------------
State or other jurisdiction of                        I.R.S. Employer
incorporation or organization                      Identification Number

6600 W. Charleston Boulevard, Suite 118, Las Vegas, NV             89102
- ------------------------------------------------------        ------------------
     (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code        (702) 259-3600
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class            Name of each exchange on which registered
 Common Stock,   $1.00 Par Value           New York Stock Exchange
- --------------------------------           -----------------------
                                           Pacific Stock Exchange
Preferred Stock Purchase Rights            ----------------------
- -------------------------------            New York Stock Exchange
                                           -----------------------

        Securities registered pursuant to section 12(g) of the Act:

                                  NONE
- --------------------------------------------------------------------------------
                          (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X      No
                                                  -------      -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is NOT contained will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant on January 31, 1995, based on the closing price on the New York Stock
Exchange was:                                                       $533,218,000
                                                                ----------------

     Number of shares outstanding on January 31, 1995                 46,860,672
                                                                ----------------

ITEM 1.    BUSINESS

      The following discussion should be read in conjunction with the industry segment information presented in the notes to the financial statements appearing in item 8.

OVERVIEW

      The Company is a leading provider of psychiatric services for adults, adolescents and children with acute psychiatric, emotional, substance abuse and behavioral disorders. The Company currently offers a broad spectrum of inpatient, partial hospitalization, outpatient and residential treatment programs through 35 hospitals in 17 states and Puerto Rico, and 13 hospitals in the United Kingdom. The Company also offers long-term critical care services in nine states through ten freestanding hospitals and three units within three of its psychiatric hospitals.

 PSYCHIATRIC SERVICES

      The inpatient psychiatric hospital industry in the United States is undergoing significant change due to the expanding influence of managed care and cost-containment measures imposed by governmental and third party payors and employers. In recent years, providers such as the Company have experienced a significant increase in the percentage of revenues from payors that reimburse on a negotiated per diem or capitated rate, or on a discounted basis. In addition, this same trend has resulted in higher deductibles and co-insurance for patients. Negotiated discounts to the majority of the Company's payors have increased as has the use of less intensive settings of behavioral care in place of inpatient treatment. Payors also have increasingly stringent admission and length of stay criteria and other treatment constraints. All of these adversely affect utilization and reimbursement for psychiatric services.

      The Company's operating results for the periods presented have been adversely affected by the influence of managed care and efforts by government and private payors to contain or reduce the cost of psychiatric care, as well as the Company's efforts to address the changing demands of the marketplace. The Company has, among other things (i) changed and expanded senior management, (ii) significantly expanded the scope of its psychiatric programs to provide the patient, clinical team and payor a continuum of care from which the most appropriate and cost-effective treatments can be selected, (iii) increased its marketing efforts to managed care organizations and (iv) implemented company-wide cost control and reduction measures and closed underutilized facilities. During the fourth quarter of 1994, the Company changed its clinical staffing model within the hospitals to ensure the most cost-effective delivery of quality care in an environment of reduced reimbursement and inpatient hospital stays.

 LONG-TERM CRITICAL CARE

      In November 1992, to diversify beyond psychiatric care, the Company, through its wholly-owned subsidiary Transitional Hospitals Corporation ("THC"), began to offer long-term critical care services in converted, previously underutilized psychiatric hospitals and newly-acquired freestanding acute care facilities. The Company incurs significant capital and start-up costs in connection with the acquisition and conversion of each facility, and each of the new facilities is expected to generate significant operating losses until the facility is certified as a long-term critical care hospital at which time it qualifies for cost-based reimbursement. Such certification typically occurs after the facility's first six months of operations during which the facility establishes an average length of stay in excess of 25 days.

BUSINESS STRATEGY

  PSYCHIATRIC HOSPITALS--UNITED STATES

      To address the changing needs and demands of its marketplace, the Company has adopted the following strategies and programs:

      - EXPANDED SERVICES. Over the past three years, the Company has significantly expanded and expects to continue expanding the scope of its psychiatric treatment programs to create a continuum of care from which the most appropriate and cost-effective treatments can be selected to meet the needs of its patients. In addition to offering traditional inpatient treatment programs, the Company now provides less costly treatment alternatives such as partial hospitalization, residential treatment and intensive and non-intensive outpatient programs. By offering a continuum of care through a single organization, the Company believes that patients receive the most appropriate treatment, and that the transition among differing intensities of care occurs rapidly and cost effectively from the perspective of the patient, clinical team and payor.

      - DECENTRALIZED OPERATIONS. Over the past three years, the Company has installed a new senior management team, upgraded its field management and adopted a more decentralized operating philosophy. The Company has reorganized its field operations into three regional divisions, each managed by a Senior Vice President with its own financial, marketing and clinical services functions. Each hospital is supported by its regional division team, but is operated as a separate business unit and managed by its own Chief Executive Officer, most of whom have been recruited within the last three years. The Company believes this decentralized approach to management facilitates the attraction and retention of highly capable managers who can be responsive to the needs and opportunities of local markets served by the Company.

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

      - IMPLEMENTED OPERATING COST CONTROLS. To position itself to remain a high quality provider of an expanded number of cost-competitive services, the Company has undertaken cost-reduction and cost-containment measures such as the closure or disposition of underutilized facilities, reduction of personnel and elimination of unnecessary overhead. The Company intends to continue to closely monitor the utilization of its hospitals and its operating costs and management is committed to taking such future action as it believes is necessary, including discontinuing operations of underperforming hospitals, to remain competitive and remain profitable.

  PSYCHIATRIC HOSPITALS AND DIALYSIS UNITS--UNITED KINGDOM

      Currently, the Company operates 13 psychiatric hospitals and operates three smaller units in the United Kingdom through which it provides primarily inpatient treatment to patients covered by private health insurance. It also operates two kidney dialysis facilities for Britain's National Health Service ("NHS"). Based on the number of licensed hospital beds, the Company is the leading commercial provider of psychiatric services in the United Kingdom, where psychiatric services are generally available to residents without charge from government-owned NHS hospitals. Approximately 12% of the British population is covered by private health insurance and recent legislation encourages the NHS to contract with private providers. As a result of this legislation, a joint venture agreement to operate a small psychiatric facility has been entered into with the NHS. Management intends to continue to explore acquisitions and alliances to take advantage of an increasing willingness on the part of the British government to contract with private providers, and to expand the Company's dialysis business in the United Kingdom.

  THC HOSPITALS

      Traditionally, patients suffering from long-term complex medical problems have stayed in the intensive care unit of general acute care hospitals until they were sufficiently well to be transferred to less intensive care settings. Such stays are relatively expensive, reflecting the cost of intensive on-site equipment and services that, while necessary for hospitals to accomplish their primary missions, are not required for the ongoing treatment of these patients. Over the past ten years, hospitals have come under increasing pressure to reduce the length of patient stays as a means of containing costs. Managed care organizations have limited hospitalization costs by controlling hospital utilization and negotiating discounted rates for hospital services. Traditional third party indemnity insurers have begun to limit reimbursement to pre-determined amounts of "reasonable charges," regardless of actual costs, and to increase the co-payments required to be paid by patients. In 1983, Congress sought to contain Medicare hospital costs by adopting the Prospective Payment System (PPS) under which hospitals generally receive a specified reimbursement rate regardless of how long the patient remains in the hospital or the volume of ancillary services ordered by the attending physician. The effect of these various cost-containment measures have provided hospitals with an incentive to discharge patients more quickly.

      THC has primarily targeted larger-population markets which have significant populations of persons over the age of 65. The aging of the population, advancements in medical care, the desire of payors and patients for lower cost and more specialized alternatives to traditional acute care hospitals and the disincentive for such hospitals to provide long-term care to critically ill patients has led to a growing demand for long-term critical care services. The Company believes that providers such as skilled nursing facilities and home care providers are not in the best position to efficiently provide health care services to these critically ill patients. Traditional skilled nursing facilities have generally focused on providing long-term custodial care to persons eligible for Medicaid. As a result of Medicaid "cost ceilings" on reimbursement for each patient, nursing homes face an economic disincentive to treat medically complex patients. Home health care is not a viable alternative to inpatient care for such patients because of their continued need for (i) intensive and specialized medical care and equipment, (ii) the availability of physicians and 24-hour nursing care, and (iii) a comprehensive array of rehabilitative therapy. As a result, the Company believes, and the 1994 operating results have begun to demonstrate, that a significant market opportunity exists for providers dedicated exclusively to providing long-term critical care.

  THC HOSPITALS (CONTINUED)

      To capitalize on this opportunity, THC offers long-term critical care to patients who do not require the intensive care provided by traditional acute care hospitals but who are too ill to return home or be placed in a nursing home. THC provides care to those suffering from pulmonary diseases, kidney failure and other complex medical problems; such patients require a variety of intensive services including life-support systems, post-surgical stabilization, intravenous therapy, subacute rehabilitation and wound care. THC's strategy is to provide a comprehensive range of long-term critical care that will enable it to treat most types of critical care patients, regardless of their diagnosis or medical condition, with the objectives of returning these patients to full activity.

      THC offers managed care organizations and indemnity insurance payors a single source from which to obtain long-term critical care services. The Company believes THC addresses cost-containment pressures affecting the health care industry by offering a high quality, cost-effective alternative to traditional acute care hospitals.

      THC's immediate expansion plan is to open three facilities in fiscal 1995. The Company will expand THC's operations primarily by (i) converting selective previously underutilized psychiatric hospitals owned by the Company to long-term critical care use, (ii) acquiring and converting freestanding acute care and psychiatric facilities and (iii) leasing beds in acute care facilities owned by others.

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

      - RESIDENTIAL. Residential treatment programs specialize in providing treatment for adolescents who need more structured treatment than can be provided through outpatient care. The Company's 21 residential treatment centers typically have 10 to 30 beds and each are staffed with a psychiatrist, 24-hour nursing and an on-site licensed program therapist.

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

  SERVICES AND PROGRAMS (continued)

      - INTENSIVE OUTPATIENT. Intensive outpatient programs are provided when a patient's disorder necessitates routine observation, supervision or intervention but does not require inpatient or partial hospitalization treatment. Treatment is generally provided for 3-4 hours per day, typically 3-4 days per week, according to the patient's clinical needs and daily routine.

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

      For the year ended November 30, 1994, the average length of stay for psychiatric hospitals for the Company's domestic inpatient and residential treatment programs was 10.6 days and 77.8 days, respectively. Adjusted patient days for inpatient, partial hospitalization (including outpatient visits), and residential treatment programs were 410,711, 65,745 and 145,852, respectively, for the same period.

  PSYCHIATRIC HOSPITALS PRO FORMA OPERATING DATA

      The following is a comparison of the quarterly and annual statistical data for fiscal years 1994 and 1993 for the Company's 35 United States psychiatric hospitals and its ten United Kingdom psychiatric hospitals which were open in both years. In all periods presented, adjusted patient days include inpatient days and equivalent days for partial hospitalization and outpatient programs.

                                                 QUARTER ENDED
                                   ---------------------------------------------
UNITED STATES                      FEB. 28      MAY 31      AUG. 31      NOV. 30
- -------------                      -------      ------      -------      -------
  Adjusted patient days      1993  134,127      150,600     128,952      139,881
                             1994  146,991      167,531     149,979      148,524

  Admissions                 1993    8,098        8,980       7,894        8,576
                             1994    8,909       10,599       9,846        9,924

  Average length of stay     1993     15.4         14.8        14.7         13.5
                             1994     13.4         13.8        13.1         12.5
UNITED KINGDOM
- --------------
  Adjusted patient days      1993   21,187       23,622      24,236       23,970
                             1994   24,912       26,738      27,083       29,399

  Admissions                 1993      847          866         906          979
                             1994      943        1,020       1,040        1,197

  Average length of stay     1993     22.3         24.4        23.6         23.9
                             1994     23.0         22.8        22.4         23.2

  PSYCHIATRIC HOSPITALS

      As of November 30, 1994, the Company was operating the following psychiatric hospitals:

                                                 LICENSED        YEAR
HOSPITAL                           CITY            BEDS     OPENED/ACQUIRED
- --------                           ----          --------   ---------------

ARKANSAS
Pinnacle Point Hospital      Little Rock           102            1991

CALIFORNIA
Alhambra Hospital             Rosemead              98            1968
Belmont Hills Hospital        Belmont               84            1962
Fremont Hospital              Fremont               78            1990
Heritage Oaks Hospital        Sacramento            76            1988
Laguna Hills Hospital         Laguna Hills          78            1988
Rancho Lindo Hospital         Fontana               74            1988
San Luis Rey Hospital         Encinitas            123            1976
Santa Ana Hospital            Santa Ana            100            1970
Sierra Vista Hospital         Sacramento            72            1986
Vista Del Mar Hospital        Ventura               87            1985
Walnut Creek Hospital         Walnut Creek         108            1972

FLORIDA
Fort Lauderdale Hospital      Ft. Lauderdale       100            1978
Palm Bay Hospital             Palm Bay              60            1986
St. Johns River Hospital      Jacksonville          99            1973

GEORGIA
Parkwood Hospital             Atlanta              152            1981

IDAHO
Intermountain Hospital        Boise                 75            1980

ILLINOIS
Old Orchard Hospital          Skokie               168            1976
Streamwood Hospital           Streamwood           100            1991

INDIANA
Valle Vista Hospital          Greenwood             98            1983
                              (Indianapolis)

KANSAS
College Meadows Hospital      Lenexa                79            1986

LOUISIANA
Brentwood Hospital            Shreveport           174            1990
Coliseum Medical Center       New Orleans           90            1980
East Lake Hospital            New Orleans           80            1987
Meadow Wood Hospital          Baton Rouge           85            1985

MISSISSIPPI
Sand Hill Hospital            Gulfport              60            1984

MISSOURI
Spirit of St. Louis Hospital  St. Charles          104            1980
                              (St. Louis)
NORTH CAROLINA
Cedar Spring Hospital         Pineville             70            1985
                              (Charlotte)
OKLAHOMA
Southwind Hospital            Oklahoma City         80            1989

  PSYCHIATRIC HOSPITALS
                                                 LICENSED        YEAR
HOSPITAL                           CITY            BEDS     OPENED/ACQUIRED
- --------                           ----          --------   ---------------

TEXAS
Capital Hospital              Austin               130            1987
Millwood Hospital             Arlington            130            1981
CRC of San Antonio*           San Antonio           18            1994

UTAH
Olympus View Hospital         Salt Lake City       102            1986

WASHINGTON
Fairfax Hospital              Kirkland (Seattle)   133            1971

WISCONSIN
Greenbriar Hospital           Greenfield            80            1971
                              (Milwaukee)

PUERTO RICO
Hospital San Juan Capestrano  Rio Piedras           88            1988

      TOTAL U. S. PSYCHIATRIC LICENSED BEDS      3,435

*Joint venture, Residential Treatment Center.

UNITED KINGDOM
- --------------                                                   YEAR
FACILITY NAME AND LOCATION                        BEDS      OPENED/ACQUIRED
- --------------------------                        ----      ---------------

Altrincham Priory Hospital                          54            1986
South Manchester

The Dukes Priory Hospital                           42            1992
Chelmsford, Essex

Fulford Grange Medical Centre*                      22            1993
Leeds

Grovelands Priory Hospital                          65            1986
Southgate, London

Hayes Grove Priory Hospital                         55            1983
Bromley, Kent

Heath House Priory Hospital                         42            1994
Bristol

Jacques Hall (adolescents)                          26            1993
Manningtree, Essex

Marchwood Priory Hospital                           59            1987
Southampton

Nottingham Clinic (chemical dependency)             21            1993
Nottingham

The Priory Hospital                                 86            1980
Roehampton, London

Sturt House Clinic                                  21            1994
Walton-on-the-Hill, Surrey

Lynbrook Priory Hospital                            26            1994
Woking, Surrey

  PSYCHIATRIC HOSPITALS

UNITED KINGDOM (continued)
- --------------
                                                                 YEAR
FACILITY NAME AND LOCATION                        BEDS      OPENED/ACQUIRED
- --------------------------                        ----      ---------------

The Woodbourne Clinic                               60            1984
Birmingham

      TOTAL U. K. PSYCHIATRIC BEDS                 579

                  * 50% owned

  MANAGED UNITS

Priory Suite, Beardwood Hospital                    14            1993
Blackburn

Priory Suite, Winfield Hospital                      6            1992
Gloucester

Priory Suite, Nuffield Hospital                      8            1991
Leicester

      TOTAL U. K. MANAGED UNITS                     28

 TOTAL U. K. PSYCHIATRIC LICENSED BEDS             607
 -------------------------------------

A 20-bed hospital is under construction in Glasgow, Scotland which will replace an 8-bed managed unit in the spring of 1995 and will be owned and operated by CPC.

  U. K. DIALYSIS UNITS                          STATIONS

Carmarthen, Wales                                   13            1985

Rotherham, Yorkshire                                11            1992

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

      The following table summarizes, as a percentage of net operating revenues for all of the Company's United States psychiatric hospitals, the percentage of net operating revenues from each reimbursement method for the periods presented.

                                                       FISCAL YEAR ENDED
                                                           NOVEMBER 30,
                                                    1994      1993      1992
                                                   ------    ------    ------
      Negotiated Rate                                58%        48%      41%
      Private Pay                                    16         23       38
      Cost-Based                                     20         23       16
      CHAMPUS                                         6          6        5
                                                    ---        ---      ---
            Total                                   100%       100%     100%
                                                    ---        ---      ---
                                                    ---        ---      ---

      In 1994, as a percentage of U.S. psychiatric patient days, negotiated rate represented 58%, private pay 11%, cost-based 24%, and CHAMPUS 7%.

  SOURCES OF PSYCHIATRIC HOSPITAL REVENUES - U.K.

      Approximately 12% of United Kingdom's population has private health insurance which provides benefits for psychiatric and substance abuse treatment. There are few private psychiatric hospitals in the United Kingdom because NHS hospitals (British government-owned) are available to its residents without charge. Approximately 76% (85% in 1993 and 95% in 1992) of the Company's 1994 revenues for services in its psychiatric hospitals and alcoholism treatment facilities in the United Kingdom were derived from private sources not subject to any governmental payment limitations, but which are being affected by reimbursement restrictions imposed by private insurers.

LONG-TERM CRITICAL CARE

      The Company, through THC, provides long-term critical care in converted psychiatric facilities, freestanding acute care facilities, and hospital space leased from owners of other acute care facilities. Although THC's patients range in age from pediatric to geriatric, a substantial portion of THC's patients are over 65 years of age. THC's long-term critical care facilities include the equipment and physician and other professional staff necessary to care for most types of critically ill patients regardless of their diagnosis or medical condition. THC's professional staffs work in inter-disciplinary teams to evaluate patients upon admission to determine a treatment plan with an appropriate level and intensity of care. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary and rehabilitation therapy. Currently, THC offers a complex medical care program, ventilator management program, wound care program and low tolerance rehabilitation program. Patients who successfully complete treatment programs are discharged to skilled nursing homes, rehabilitation hospitals or home care settings.

  LONG-TERM CRITICAL CARE HOSPITALS

      As of November 30, 1994, THC operated the following 13 long-term critical care hospitals:

TRANSITIONAL HOSPITALS CORPORATION
                                                   LICENSED
HOSPITAL                           CITY             BEDS          DATE OPENED
- --------                           ----            --------       -----------

FLORIDA
  THC Hollywood                    Hollywood         124          October 1993
  Transitional Hospital of Tampa   Tampa             102          March 1993

ILLINOIS
  THC Chicago (3)                  Chicago           134          December 1993

INDIANA
  THC Indianapolis (1)             Greenwood          38          November 1993

LOUISIANA
  THC New Orleans (1)              New Orleans        78          November 1992


MASSACHUSETTS
  THC Boston                       Peabody            41          November 1993

MINNESOTA
  THC Minneapolis                  Golden Valley     112          November 1994

NEVADA
  THC Las Vegas                    Las Vegas          52          December 1993

NEW MEXICO
  THC Albuquerque                  Albuquerque        61          December 1993

TEXAS
  THC Arlington (2)                Arlington          80          December 1992
  THC Houston (2)                  Houston            42          December 1993

TRANSITIONAL HOSPITALS CORPORATION (CONTINUED)
                                                   LICENSED
HOSPITAL                           CITY             BEDS          DATE OPENED
- --------                           ----            --------       -----------

WASHINGTON
  THC Seattle (4)                  Seattle            80          May 1994

WISCONSIN
  THC Milwaukee (1)                Greenfield         34          February 1994

      TOTAL THC LICENSED BEDS                        978
      -----------------------

(1)  Shared facility with CPC.
(2)  Fully converted from a CPC psychiatric hospital.
(3)  Leased facility.
(4)  Managed facility.

Note: Four additional facilities are under development in Brea, CA (48 beds - fully converted), Ft. Worth, TX (satellite of Arlington-fully converted), San Diego, CA (37 beds) and Chicago, IL (104 beds).

      The Company conducts market research prior to opening a new facility to determine (i) the need for placement of ventilator-dependent patients and other classes of critically ill patients, (ii) the existing physician referral patterns, (iii) the presence of competitors, (iv) the payor mix and (v) the political and regulatory climate. The Company generally seeks to purchase hospitals with fewer than 100 beds in major metropolitan areas and also considers hospitals in other markets where its research indicates the need for such hospitals.

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

  SOURCES OF LONG-TERM CRITICAL CARE REVENUES

      For long-term critical care services rendered to patients, THC receives payment from (i) the federal government under Medicare, (ii) certain states under Medicaid, (iii) commercial insurers and patients and (iv) managed care organizations. After certification of the THC facility as PPS exempt, payments from Medicare and Medicaid are generally based upon cost; payments from commercial insurers are generally based upon charges and payments from managed care organizations are based on negotiated rates. Net Medicare revenue for THC totalled 75% of total THC net operating revenues for fiscal year 1994. The Company anticipates reimbursement from Medicare will continue to constitute a significant portion of THC's revenues in the future. See "Business--Regulation and Reimbursement."

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

      THC's hospitals compete with medical/surgical hospitals, certain long-term care hospitals, sub-acute facilities, rehabilitation hospitals and nursing homes specializing in providing care to medically complex patients. Many of these providers are larger and more established than THC. The Company believes that, to offer programs providing a cost-effective continuum of care, nursing homes and other companies are converting their facilities and developing programs that will be competitive with THC's hospitals. This trend is expected to continue due to cost-containment pressures and the efforts of nursing homes to expand their existing markets.

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

EMPLOYEES

      As of November 30, 1994, the Company had approximately 9,775 employees, of which approximately half were employed full time and half were employed part time. The employees at one of the Company's psychiatric hospitals (representing less than 1% of total employees) are covered by a union agreement. The Company considers its labor relations to be satisfactory. There is a national shortage of nursing personnel which, in general, has required the Company to pay a wage premium in excess of the normal standards to recruit a satisfactory complement of nurses.

REGULATION AND REIMBURSEMENT

      The Company's hospitals are subject to substantial and continuous federal, state and local government regulation. Such regulations provide for periodic inspections and other reviews by state and local agencies, HHS and CHAMPUS to determine compliance with their respective standards pertaining to medical care, staffing utilization, safety and equipment necessary for continued licensing or participation in the Medicare, Medicaid or CHAMPUS programs. The admission and treatment of patients at the Company's psychiatric hospitals are also subject to state and federal regulation relating to confidentiality of medical records.

  ACCREDITATION AND STATE LICENSING

      State licensing of hospitals is a prerequisite to the operation of each hospital and to participation in all federally-funded programs. Once a hospital has been licensed, it must continue to comply with federal, state and local licensing requirements in addition to local building and life safety codes. All of the Company's hospitals have obtained the necessary licenses to conduct business.

      Hospitals may seek an accreditation from The Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals.
Generally, hospitals and certain other health care facilities are required to have been in operation at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards. Accredited hospitals are periodically resurveyed, including, at the option of JCAHO, upon a major change in facilities or organization and after a merger or consolidation. All of the Company's
hospitals are accredited by JCAHO.   The Company intends to seek and obtain
JCAHO accreditation for any additional hospitals it may purchase or lease.

      State certificate of need ("CON") laws generally provide that prior to the expansion of an existing facility, the construction of a new facility, the addition of beds, the acquisition of existing facilities or major items of equipment or certain changes in services, or the undertaking of a capital expenditure on behalf of a facility, approval must be obtained from the designated state health planning agency. The stated objective of the CON process is to promote quality health care at the lowest possible cost and avoid unnecessary duplication of services, equipment and facilities. If the Company is unable to obtain the requisite CONs, the growth of its business and especially that of THC could be adversely affected.

  MEDICARE AND MEDICAID

      During fiscal 1994, approximately 37% of the Company's United States psychiatric operating revenues were derived from patients covered by Medicare and Medicaid programs, and the Company anticipates that this participation will increase in the future. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by the states and partially funded by the federal government under which health care benefits are available to the indigent. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made to providers.

      In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by the Department relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site Medicare certification surveys. The Medicare survey is limited if the hospital is JCAHO accredited. All but one of the Company's operating hospitals are certified as Medicare providers. All of the Company's operating hospitals are certified by their respective state Medicaid programs. A loss of certification could adversely affect a hospital's ability to receive payments from Medicare and Medicaid.

  MEDICARE AND MEDICAID (continued)

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

      The Social Security Amendments of 1983 exempted psychiatric, rehabilitation, cancer, children's and long-term care hospitals from PPS. A long-term care hospital is defined as a hospital which has an average length of stay of greater than 25 days. The Company's experience is that THC's facilities are able to meet this definition. Under current law, inpatient operating costs for long-term care and psychiatric hospitals are reimbursed under a cost-based reimbursement system, except for their initial six months of operation, when they are subject to PPS reimbursement. As a result of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), reimbursement under the cost-based system is subject to a computed target amount per discharge (the "Target") for inpatient operating costs. A hospital's Target rate is the per discharge (case) limitation, derived from the hospital's allowable net Medicare inpatient operating costs in the hospital's base year, and updated for each subsequent hospital cost reporting period by the appropriate annual rate-of-increase percentage. If allowable net inpatient operating costs do not exceed the hospital's Target, payment to the hospital will be determined on the basis of the lower of (i) Net inpatient operating costs plus 50% of the difference between inpatient operating costs and the Target; or (ii) Net inpatient operating costs plus 5% of the Target. Prior to October 1, 1991, allowable Medicare operating costs per discharge in excess of the Target were not reimbursed. Effective October 1, 1991, if a hospital's allowable net inpatient operating costs exceed the Target, Medicare reimburses the lower of (i) the hospital's target amount plus 50% of the allowable Medicare operating costs per discharge in excess of the Target or (ii) 110% of the Target. With regard to hospitals certified prior to October 1, 1992, the TEFRA Target provisions do not apply with respect to hospitals that have been in operation for less than three full years. For hospitals certified on or after October 1, 1992, the TEFRA Target provisions do not apply with respect to hospitals that have been in operation for less than two full years. Under the Omnibus Budget Reconciliation Act of 1993 ("OBRA"), increases in the Target for fiscal years 1994 through 1997 are generally limited to the hospital market basket increase minus one percentage point.

      In October 1993, the United States Department of Health and Human Services ("HHS"), acting through the Health Care Financing Administration, issued a memorandum to its regional offices directing them to review carefully Medicare certification requests by long-term care hospitals operating in space leased from another hospital. The memorandum mandated new rules for long-term care hospitals to qualify for exclusion from PPS in a "hospital within a hospital" setting. The new rules require a separate governing body, separate medical and financial staffs, and 75% or more of the admissions must be referred from sources other than the "host" hospital. THC is currently in compliance with the new regulations with no exceptions.

      Medicare and Medicaid reimbursement is generally determined from annual cost reports filed by the Company. These cost reports are subject to audit by Medicare and Medicaid. The Company has established reserves for possible adjustments at levels which management believes to be adequate to cover any downward adjustments resulting from audits of these cost reports.

MEDICARE AND MEDICAID (continued)

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

HEALTH CARE REFORM

      The health care industry is undergoing fundamental change as a direct result of political, economic, and regulatory influences. The Company anticipates that Congress and state legislatures will continue to review and assess health care delivery systems, payor and provider relationships and payment methodologies. Public debate will likely continue in the future.

      During October of 1993, proposed health care reform called for a moratorium on the designation of additional long-term care hospitals. No such legislation was enacted.

      The Company cannot predict the ultimate form or timing of enacted legislation, if any, or its effect on the Company, and no assurance can be given that any such legislation will not have a material adverse effect on the Company's business and results of operations.

 REIMBURSEMENT LIMITATIONS AND COST-CONTAINMENT

      Regardless of the outcome of the proposed health care reform bills, there will likely continue to be vigorous efforts to effectuate cost savings in the Medicare program. These efforts could include change in the reimbursement of the Company's long-term critical care hospitals to the DRG method. In fact, the conference report accompanying the 1993 OBRA urged prompt completion of a study of methods to subject hospitals such as THC's to PPS, from which they are currently exempt. Even if cost-based reimbursement for the THC facilities continues, additional reimbursement limits may be imposed. Such cost-containment initiatives may vary substantially from the proposed structural reforms discussed above and may impact the Company more quickly and directly. Similar changes in reimbursement of psychiatric services could also adversely impact the Company's business and results of operations. Conversely, there is also potential for a positive effect on the Company's psychiatric operations in the event that Congress, as part of any health care reform legislation, mandates mental health benefits for all Americans.

 RATE SETTING LAWS

      In recent years various forms of prospective reimbursement legislation have been proposed or enacted in states in which the Company owns hospitals.
For example, the Company's Florida hospitals are governed by a prospective reimbursement law which generally allows rate increases based on the Consumer Price Index. The Company's Washington psychiatric hospital was subject to a prospective reimbursement law based on each facility's budgeted costs until June 30, 1989, when the law lapsed and was not renewed. If prospective reimbursement laws were to be enacted in the future in one or more of the states in which the Company operates hospitals, it could have an adverse effect on the Company's business and results of operations. In addition, the enactment of such legislation in states where the Company does not now have hospitals could have a deterrent effect on the decision to acquire or establish facilities in such states.

 RELATIONSHIPS WITH CLINICIANS

      The Company is subject to federal and state laws that regulate its relationships with physicians and other providers of health care services. These laws include the Medicare and Medicaid anti-kickback statute, under which criminal penalties can be imposed upon persons who pay or receive any remuneration in return for referrals of patients for items or services reimbursed under the Medicare, Medicaid or certain state health care programs. Violations of this law also results in automatic exclusion from these programs. The Company is also subject to state and federal laws prohibiting false claims.

      The Department, courts and officials of the Office of Inspector General have broadly construed the anti-kickback statute. "Safe harbor" regulations promulgated by the Department define a narrow range of practices that will be exempted from prosecution or other enforcement action under this statute. To the extent that offers to pay or payments made are deemed to be for purposes of inducing referrals and do not satisfy all the criteria for a safe harbor, the arrangements could be found to violate the anti-kickback laws. Similarly, state fraud and abuse laws, which vary from state to state, are often vague and have infrequently been interpreted by courts or regulatory agencies. Given the breadth of these laws and the dearth of court rulings dealing with businesses like the Company's, there can be no assurance that the Company's arrangements with its providers will not be challenged.

      OBRA of 1993 contains provisions ("Stark Act") prohibiting physicians having a financial relationship with the provider from making referrals for "designated health services" rendered by the provider. These services include radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. In addition, if such a financial relationship exists, the entity is prohibited from billing for or receiving reimbursement on account of such referral. These provisions take effect January 1, 1995.

      Numerous exceptions are allowed under the Stark Act for financial arrangements that would otherwise trigger the referral prohibitions. These provide, under certain conditions, exceptions for relationships involving rental of office space and equipment, employment relationships, personal service arrangements, payments unrelated to designated services, physician recruitment, and certain isolated transactions. The Department has not yet issued regulations, however, and there can be no assurance that these provisions will be interpreted in a manner consistent with the practices of the Company.

      The Company has contracts with physicians to provide hospital services and in some instances patient services. These contracts have been revised to meet the requirements of the Stark Act. However, until clear regulations are promulgated or the contracts are otherwise tested, there can be no assurance that the contracts will be found to be in compliance.

ITEM 2.  PROPERTIES

      This item incorporates by reference the tables of psychiatric and long-term critical care hospital and dialysis facility locations set forth in
Item 1.  Ownership information is set forth in the text of this item.

 U. S. PSYCHIATRIC HOSPITAL PROPERTIES

      The Company owns, in fee simple, all of the real property on which its acute psychiatric hospital facilities are located.

      In 1994, three of the above-described facilities were shared with THC. As of November 30, 1994, the Company was in the process of converting two other facilities into long-term critical care facilities.

ITEM 2.  PROPERTIES

      The Company's existing hospital facilities range in size from 20,000 to 100,000 square feet and each facility has sufficient acreage to allow space for outdoor recreation. All of the existing hospital buildings meet all state and local requirements for licensing as hospitals to provide the services indicated. Six facilities ceased operations in fiscal year 1993. Two of these hospitals were sold in January and February of 1994. Three of these hospitals are being held for sale, and one is being converted into a THC facility. Three additional hospitals ceased operations in fiscal year 1994. One of these hospitals was converted into a THC facility in 1994, and one will be converted in 1995. The remaining hospital is being held for sale.

      The Company has four separate mortgage loans with lenders, each of which is secured by one of the Company's hospitals.

  OTHER PROPERTIES:

      The Company leases office space for its Corporate office in Las Vegas, Nevada. The leases for this space aggregate approximately 22,000 square feet of office space with lease terms of two years.

      The Company also owns a three-story building completed in 1988 used for a portion of its Corporate headquarters; medical office buildings adjacent to twenty of its hospital facilities; three parcels of land for potential hospital development or future sale, two parcels of land being developed for sale for investment purposes (non-hospital related), and one apartment in a location central to the Company's operations for use by employees whose duties require them to travel.

  UNITED KINGDOM PSYCHIATRIC HOSPITAL PROPERTIES:

      The Company owns, in fee simple, the real property for eleven of its psychiatric hospitals. The Company leases one of its psychiatric hospitals. The Company also owns, in fee simple, one clinic specializing in the treatment of substance abuse. The Company operates two dialysis centers from buildings located on National Health Service properties. All of the Company's existing facilities range in size from one-half acre to five acres.

  THC PROPERTIES:

      The Company owns, in fee simple, the real property for eleven of its long-term critical care facilities. The Company leases one long-term critical care facility and manages one other long-term critical care facility. All of the Company's facilities are located on sites ranging from one to forty-two acres. As of November 30, 1994, THC operated additional units within three of the Company's psychiatric hospitals.

      The Company currently leases office space for its eastern region office in Atlanta, Georgia. The lease for this space aggregates approximately 14,000 square feet of office space with a remaining lease term of seven months as of November 30, 1994, after which the Company plans to occupy a currently unused medical office building on the campus of a CPC psychiatric facility in Atlanta.

ITEM 3.  LEGAL PROCEEDINGS

      Immediately following the Company's public announcement of the increased charge for uncollectible accounts referred to in "Management's Discussion and Analysis of Results of Operations and Financial Condition 1991 Compared to 1990", eleven securities class action lawsuits were filed against the Company and several of its officers and directors in the United States District Court for the Central District of California. These suits allege generally that the Company has in the past made materially false and misleading public statements or failed to disclose material adverse information regarding its earnings, financial condition and business prospects. These suits have been consolidated into a single action. A shareholders' derivative action was filed at about the same time in the Superior Court for Orange County, California, against the Company, its then directors and certain other officers alleging breach of fiduciary duty, waste of corporate assets and gross mismanagement based largely on the same operative facts. The Company maintains that the public statements and reports in question were complete and correct and that its policy is and always has been to disclose material adverse information publicly and on a timely basis. It has not been possible to assess the likely outcome of these actions, but the Company has defended them vigorously. Each of its officers and directors has broad indemnification contracts with the Company and are entitled to indemnity under circumstances prescribed by applicable law. In addition, the Company's Articles of Incorporation and applicable law restrict the liability of its officers and directors for damages for breach of their fiduciary duties.

      The Company is subject to ordinary and routine litigation incidental to its business, including those arising from patient treatment, injuries or death for which it is covered by liability insurance, and those arising from actions involving employees. Management believes that the ultimate resolution of all pending proceedings will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                   PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

            (a)   Market Information

                  (1) (i)     The Common Stock of Community Psychiatric Centers
is traded on the New York and Pacific Stock Exchanges.  Ticker symbol:  CMY.

                      (ii)    The information in response to this portion of
Item 5 is incorporated by reference from footnote 13 to the financial statements in Item 8.

            (b)   Holders

                  (1)   Approximate number of holders of the $1.00 Par Value
Common Stock of the Company at January 31, 1995                            2,361

            - The number of record holders includes banks and brokerage houses which are holding shares of the Company's Common Stock for an undetermined number of beneficial owners.

            (c)   Dividends

                  (1) The information in response to this portion of Item 5 is incorporated by reference from footnote 13 to the financial statements in Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

                Community Psychiatric Centers and Subsidiaries

                                         YEAR ENDED NOVEMBER 30
                          1994         1993        1992      1991       1990
                      -------------------------------------------------------
                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Operating revenues    $  423,955  $  335,578  $  344,274  $392,873   $ 371,221

Net earnings (loss)       10,220     (24,892)     23,137    45,289      83,211

Total assets             605,404     530,340     540,600   569,670     551,590

Long-term debt, ex-
  clusive of current
  maturities              69,090      40,718      26,293    27,172      28,577

Earnings (loss) per
  common share:       $     0.24 $     (0.58) $     0.52  $   0.98   $    1.80

Dividends per share         0.01        0.09        0.36      0.36        0.36


See "Management's Discussion and Analysis of Financial Condition and Results of Operations"-- "Restructuring Charges (Credit)."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the selected financial data on the preceding page and the notes to financial statements appearing in Item 8.

RESTRUCTURING CHARGES (CREDIT)

      Effective February 28, 1993, the Company recorded a pre-tax charge of $55.0 million ($35.0 million after tax) in connection with the decision to close seven of its psychiatric hospitals. The charge comprised $35.3 million to write down buildings and other fixed assets, $2.1 million to write off intangibles, $14.4 million for future operating losses of the seven hospitals and related corporate restructuring costs associated with terminating employees, and $3.2 million for additional accounts receivable allowances at the seven hospitals. Six of the restructured hospitals have ceased operations. The seventh hospital, which returned to operating status effective March 1, 1994, has been reconstituted under new management into a rapid stabilization facility. Of the six closed hospitals, two have been sold, three are being held for sale or lease, and one is being converted into a THC facility. The Company received cash proceeds of approximately $5.0 million in January and February 1994 from the sale of two of these hospitals.

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

      Effective February 28, 1994 the Company recorded a restructuring charge of $6.3 million ($3.8 million after tax) in connection with the decision to close three additional psychiatric facilities. The charge comprised $2.2 million for future operating losses, $1.5 million for restructuring costs associated with terminating employees and $2.6 million for additional accounts receivable allowances and reserves for other assets at the three hospitals. Approximately 225 employees of the restructured hospitals were terminated. Amounts charged against the reserve, including termination benefits paid, approximated amounts originally accrued. Total revenue and net operating income or (loss) for the three closed hospitals totalled $2.8 million and ($1.1 million) for the first quarter of 1994, $20 million and $.6 million for fiscal year 1993, and $23.5 million and $2.3 million for fiscal year 1992. Of the three closed hospitals, one is being held for sale, one was converted into a THC facility after the restructuring, and one will be converted into a THC facility in fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES

      At November 30, 1994, cash and equivalents were $37.3 million and total working capital was $103.5 million, net of the accrual for restructuring costs of $2.7 million. Cash was principally used during the year ended November 30, 1994 to fund working capital and operating losses for THC facilities, and for the purchase of equipment and improvements ($48.8 million). The Company also acquired a psychiatric hospital and a residential treatment center in the United Kingdom for a combined purchase price of $5.7 million. In March of 1994, the Company paid a one-time dividend to shareholders of record on March 1, 1994 totalling $.4 million (.01 per share). The increase in accounts receivable at November 30, 1994, is due primarily to the expansion of THC's operation during the year. Proceeds from borrowings on revolving credit facilities totalled $42.0 million for the year ended November 30, 1994.

      The Company's current ratio in 1994, 1993, and 1992 was 2.3, 2.7, and 5.0, respectively. The Company's ratio of long-term debt to total capital at November 30, 1994, 1993, and 1992 was 15.7%, 9.6%, and 6.0%, respectively. The increase in these ratios is reflective of the $40.7 million increase in debt levels which was used to fund growth in THC and the United Kingdom.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

      The Company presently expects to expend up to $29 million in fiscal 1995 for the conversion and maintenance of its THC facilities. In addition to these capital expenditures, the Company expects to expend up to $5 million in fiscal 1995 to fund both the working capital (principally accounts receivable) and start-up operating losses principally for THC facilities opening in late 1994 and 1995. The Company also expects to spend approximately $14.0 million on capital expenditures for maintenance of its psychiatric facilities and acquisitions in the United Kingdom.

      In January 1995, the Board of Directors authorized the expenditure of $9.5 million to build a new Corporate office which will be situated on the campus of the THC Las Vegas Hospital in Las Vegas, Nevada. A portion of this building will be utilized by the hospital in order to provide needed expansion of patient care space within the current hospital. The Company expects to expend $8.2 million on the construction of the building in fiscal year 1995.

      In January 1992, the Board of Directors authorized the expenditure of up to $50.0 million of cash on hand for the repurchase of the Company's common stock from time-to-time in the open market. As of November 30, 1992, the Company had purchased 2,890,000 shares for $31.1 million, including 451,000 at market value from the former chairman, under that authorization. Through November 30, 1993, an additional 85,000 shares were repurchased for $0.8 million. Under an authorization in effect prior to January 31, 1992, the Company had repurchased 549,800 shares for $6.3 million. No common stock was repurchased in fiscal year 1994.

      The Company received net cash proceeds of approximately $5 million in January and February of 1994 from the sale of two closed facilities. The Company also received approximately $2.3 million in cash proceeds from three sales of vacant land during 1994.

      The Company has a $25.0 million revolving credit facility with Bank of America National Trust and Savings Association ("BofA"). At November 30, 1994, $25.0 million has been borrowed under this facility. The Company may borrow, repay and reborrow up to $25 million through November 30, 1995 (the revolving loan period), at which time any amount outstanding is converted into a term loan payable in equal quarterly installments through November 30, 1998. The Company's subsidiary in the United Kingdom has a credit facility whereby the Company is allowed to borrow up to $15 million. At November 30, 1994, approximately $10.2 million was outstanding under this facility. On May 6, 1994, the Company entered into an additional revolving credit facility with Bank of America for $50 million. As of November 30, 1994, $20 million was outstanding under this facility. Any amount outstanding under this facility is due and payable on February 28, 1996. Unused revolving credit facilities of approximately $30 million remain available to the Company at November 30, 1994. The Company believes that its current cash and cash equivalent balances, its operating cash flow, and the amounts available under its revolving credit facilities will be sufficient to fund the Company's operations and capital expenditures through the end of fiscal 1995. The Company is presently evaluating proposals for additional funding from other financing sources. Additional funding sources will be needed to support further expansion of THC and to repay outstanding borrowings under the $50 million credit facility.

OPERATING RESULTS

      The following table presents selected unaudited pro forma income statement data for the years ended November 30, 1994, 1993 and 1992 adjusted as if the restructurings had occurred on November 30, 1991. The data presented below may not be indicative of the results that would have been obtained had the restructurings actually occurred on the date assumed. In the opinion of management, this data includes all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the data set forth therein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OPERATING RESULTS (CONTINUED)

                                         YEAR ENDED NOVEMBER 30
                                        1994      1993      1992
                                      --------  --------  --------
      Net operating revenues         $ 422,363 $ 311,249 $ 286,287
      Other income                       3,785     2,301     3,433
                                     -----------------------------
                                       426,148   313,550   289,720

      Operating expense                326,616   235,000   206,342
      General and administrative
        expense                         33,775    26,806    21,747
      Bad debt expense                  26,503    19,316    12,383
      Depreciation and amortization     18,524    13,790    12,425
      Interest expense                   3,545     2,420     1,607
                                     -----------------------------
                                       408,963   297,332   254,504
                                     -----------------------------

      Earnings before income taxes      17,185    16,218    35,216
      Income taxes                       6,960     6,325    13,030
                                     -----------------------------
        Net earnings                 $  10,225 $   9,893 $  22,186
                                     -----------------------------
                                     -----------------------------

FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993

      The following discussion excludes the restructuring charges and operating results of the Restructured Hospitals.

      Net operating revenues for the year ended November 30, 1994 increased by approximately 35.7% to $422.4 million from $311.2 million for the prior year. This increase was due primarily to the addition of $82.9 million of THC revenue in 1994 compared to 1993.

      Net operating revenues from the United States psychiatric hospitals increased by 6.1% or approximately $15.9 million as a result of a 10.7% increase in adjusted patient days to 613,025 from 553,560 which was partially offset by a decrease in the net revenue per adjusted patient day. The increase in adjusted patient days was due in large part to (i) a 37.0% increase in residential treatment patient days to 142,661 from 104,147 and (ii) a 37.8% increase in partial hospitalization visits to 148,340 from 107,687. The increase in adjusted patient days offset the 9.6% decrease in average length of stay. The decrease in net revenue per adjusted patient day was the result of the continuing shift in reimbursement to negotiated rates and cost-based reimbursement from private pay.

      Net operating revenues from the Company's United Kingdom operations increased by 36.3% or approximately $12.3 million as a result of a 34.8% increase in inpatient days and a slight increase in average length of stay and net revenue per adjusted patient day. The Company's United Kingdom operations benefitted from the acquisition of one new hospital in the first quarter and one new hospital in the fourth quarter.

      Operating expenses as a percentage of net operating revenues increased to 77.3% from 75.5% in the year ended November 30, 1994 compared to the prior year. This increase was primarily attributable to expenses incurred in connection with the expansion of the Company's THC operations.

      General and administrative expenses decreased as a percentage of net operating revenues from 8.6% to 8.0% due to cost-containment programs implemented during the middle of 1993, which included the reduction of personnel and other overhead. During the fourth quarter of 1994, the Company implemented further reductions in its overhead by further reducing the number of overhead personnel. During the fourth quarter of 1994, the Company incurred approximately $1 million in moving costs and severance pay related to the relocation of its Corporate office from Laguna Hills, California to Las Vegas, Nevada.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FISCAL YEAR 1994 COMPARED TO FISCAL YEAR 1993 (CONTINUED)

      Bad debt expense increased as a percentage of net operating revenues to 6.3% in 1994 from 6.2% in 1993. The U. S. Psychiatric Division incurred specific provisions for bad debt expense of $2 million and $1 million, respectively, in the third and fourth quarters of 1994 related to continued interruptions in Medicare reimbursement to partial hospitalization providers in California. A concerted effort is being made to collect the unpaid amounts, however, it is not certain when the situation will be resolved. The Company anticipates future increases in bad debt expense due to decreased annual and lifetime psychiatric maximum payment limits for individual patients and increased deductibles and co-insurance.

      Other operating results, after the effect of the restructuring charges are described as follows:

      Other income increased due to gains on the sale of three parcels of land totalling approximately $2.0 million.

      Depreciation and amortization increased mainly due to the increase in operating facilities at THC from seven as of November 30, 1993 to 13 as of November 30, 1994.

      Interest expense, net of capitalized interest, increased due to the increase in long-term debt.

      Income taxes (benefit) as a percentage of pre-tax income (loss) was 40.5% compared to (35.4%) in 1993.

      For the reasons described above, earnings before depreciation, amortization, interest, and income taxes for the twelve months ended November 30, 1994 increased by approximately 17.9% to $35.5 million from $30.1 million in the prior year period and net earnings increased to $10.2 million from $9.9 million compared to the prior year period.

      In 1994, approximately 18% of the Company's net revenues were paid by private sources and insurance companies which based reimbursement on the Company's price schedule. Approximately 44% of the Company's net revenues were paid by Medicare, Medicaid and other programs which based reimbursement on the Company's costs and DRG rates. Therefore, to the extent that costs increased, higher cost-based reimbursement was generally received on a dollar-for-dollar basis. Approximately 5% was paid by CHAMPUS, a Federal Government Program which based reimbursement generally on a regional average rate. The balance of approximately 33% was paid based upon rates negotiated with insurers and other payors including managed care companies, health maintenance organizations, preferred provider organizations and similar plans. The number of patients covered under negotiated rate plans has grown significantly in recent years and such growth is expected to continue in the future.

FISCAL YEAR 1993 COMPARED TO FISCAL YEAR 1992

      The following discussion excludes the restructuring charge and operating results of the Restructured Hospitals.

      Net operating revenues for the year ended November 30, 1993 increased by approximately 8.7% to $311.2 million from $286.3 million for the prior year. This increase was due primarily to the addition of $18.1 million of THC revenue in 1993 as compared to effectively no THC revenue in 1992.

      Net operating revenues from the United States psychiatric hospitals increased by 2.5% or approximately $6.4 million as a result of a 8.3% increase in adjusted patient days to 553,560 from 511,318 which was partially offset by a decrease in the net revenue per adjusted patient day. The increase in adjusted patient days was due in a large part to (i) a 78.3% increase in residential treatment patient days to 104,147 from 58,402 and (ii) a 79.4% increase in

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FISCAL YEAR 1993 COMPARED TO FISCAL YEAR 1992 (CONTINUED)

partial hospitalization visits to 107,687 from 60,011. The increase in adjusted patient days more than offset the 7.0% decrease in average length of stay. The decrease in net revenue per adjusted patient day was the result of the continuing shift in reimbursement to negotiated rates and cost-based reimbursement from private pay.

      Net operating revenues from the Company's United Kingdom operations increased by 1.2% or approximately $412,000 as a result of an increase in inpatient admissions and average length of stay which was partially offset by a decline in net revenue per adjusted patient day.

      Operating expenses as a percentage of net operating revenues increased to 75.5% from 72.1% in the year ended November 30, 1993 compared to the prior year. This increase was primarily attributable to expenses incurred in connection with the Company's THC operations which were not existent in the 1992 period and an increase in personnel costs in the first quarter of 1993 related to the Company's expansion of its continuum of care.

      General and administrative expenses increased by approximately 23.0% to $26.8 million from $21.8 million and increased as a percentage of net operating revenues to 8.6% from 7.6% due primarily to (i) an increase in personnel costs related to the Company's initiatives to enhance the quality of its services and strengthen its revenue generation efforts (ii) the expenses incurred in connection with providing a continuum of care and (iii) THC operations which were not existent in the 1992 period. Provision for uncollectible accounts, exclusive of a 1992 recovery of previously written off accounts receivable, increased as a percentage of total revenues to 6.2% from 4.3%.

      Cost-containment programs, which included reduction of personnel and elimination of overhead, were implemented during the second and third quarters of 1993 and resulted in reductions of operating and general and administrative expenses as a percentage of net operating revenues from 95.7% in the first quarter to 76.8% in the fourth quarter.

      For the reasons described above, earnings before depreciation, amortization, interest, other income and income taxes for the twelve months ending November 30, 1993 declined by approximately 34.3% to $30.1 million from $45.8 million in the prior year period and net earnings declined to $9.9 million from $22.2 million compared to the prior year period.

      Other operating results, after the effect of the restructuring charge, are described as follows:

      - Depreciation expense decreased because the Restructured Hospitals were excluded from operations subsequent to the end of the first quarter of 1993.

      - Interest expense increased in 1993 because of the decrease in amounts capitalized and the increase in long-term debt.


      - Income taxes (benefit) as a percent of pre-tax income (loss) was (35.4%) in 1993 compared to 37% in 1992.

      In 1993, approximately 30% of the Company's net revenues were paid by private sources and insurance companies which based reimbursement on the Company's price schedule. Approximately 24% of the Company's net revenues were paid by Medicare, Medicaid and other programs which based reimbursement on the Company's costs and DRG rates. Therefore, to the extent that costs increased, higher cost-based reimbursement was generally received on a dollar-for-dollar basis. Approximately 5% was paid by CHAMPUS, a Federal Government Program which based reimbursement generally on a regional average rate. The balance of approximately 41% was paid based upon rates negotiated with insurers and other

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 9. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS

     The following information is furnished with respect to each nominee and the continuing Directors.


                                                                                                   DIRECTOR
                                                          OCCUPATION AND                         CONTINUOUSLY            TERM
NAME*                           AGE                     BUSINESS EXPERIENCE                         SINCE              EXPIRES
- ----                            ---                     -------------------                      ------------          --------

NOMINEES:

Hartly Fleischmann  . . . . . .  67     Attorney since 1952, member of Fleischmann &                 1972                1995
                                        Fleischmann, San Francisco, California, engaged in
                                        the general practice of law; counsel to the
                                        Company since 1971.

Jack H.Lindheimer, M.D. . . . .  63     Corporate Medical Director, U.S. Psychiatric                 1983                1995
                                        Services since 1991; Medical Director, CPC
                                        Alhambra Hospital 1970-1992; physician in private
                                        practice since 1960, specializing in psychiatry.

CONTINUING DIRECTORS:

Richard L. Conte  . . . . . . .  41     Chairman of the Board of Directors since May 21,             1991                1997
                                        1992 and Chief Executive Officer since April 13,
                                        1992; President 1991-1992; Chief Financial Officer
                                        1989-1991; Executive Vice President--Dialysis,
                                        European and Home Health Division 1985-1989;
                                        General Counsel 1980-1990.

Dana L. Shires, M.D.  . . . . .  62     Physician in private practice since 1961                     1989                1997
                                        specializing in nephrology; Chairman, Chief
                                        Executive Officer and President of LifeLink
                                        Foundation, a not-for-profit corporation.

David L. Dennis . . . . . . . .  46     Managing Director, Investment Banking, Donaldson,            1991                1996
                                        Lufkin & Jenrette Securities Corporation,
                                        responsible for that corporation's health care and
                                        media industry financing on the West Coast since
                                        1989.


INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS (CONTINUED)
- --------------------------------------------------------

                                                          OCCUPATION AND                         CONTINUOUSLY            TERM
NAME*                           AGE                     BUSINESS EXPERIENCE                         SINCE              EXPIRES
- ----                            ---                     -------------------                      ------------          --------

David A. Wakefield  . . . . . .  48     Chairman, Priory Hospitals Group since 1993;                 1992                1996
                                        Executive Vice President since 1992, responsible
                                        for hospital operations and development in the
                                        United Kingdom and Europe; Senior Vice President--
                                        United Kingdom and European Division 1988-1992.

Robert L. Thomas  . . . . . . .  70     Retired since 1993; Consultant, 1992-1993 and                1993                1997
                                        Executive Director, 1977-1992, National
                                        Association of Private Psychiatric Hospitals, a
                                        nonprofit entity.


- --------------
*  Stephen J. Powers resigned as a director effective February 8, 1995.


INFORMATION CONCERNING EXECUTIVE OFFICERS
- -----------------------------------------

The following table lists and provides biographical data about the executive officers of the Company.

                                                                                                         PERIOD OF SERVICE AND
     NAME                             AGE                         TITLE                                   BUSINESS EXPERIENCE
     ----                             ---                         -----                                  ---------------------

Richard L. Conte  . . . . . . . . . . 41     Chairman of the Board and Chief Executive Officer      Appointed April 13, 1992;
                                                                                                    President 1991-1992; Chief
                                                                                                    Financial Officer 1989-1991;
                                                                                                    Executive Vice President--
                                                                                                    Dialysis, European and Home
                                                                                                    Health Division 1985-1989;
                                                                                                    General Counsel 1980-1990.

James R. Laughlin         . . . . . . 48     Executive Vice President of the Company and            Appointed Executive Vice
                                             President--Transitional Hospitals Corporation          President 1993; Appointed
                                                                                                    President--Transitional
                                                                                                    Hospitals Corporation 1992;
                                                                                                    President, The Phoenix Group,
                                                                                                    health care consultants 1991-
                                                                                                    1992; Executive Vice
                                                                                                    President, Development and
                                                                                                    Administrative Services,
                                                                                                    Charter Medical Corporation
                                                                                                    1987-1990.


INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS (CONTINUED)
- --------------------------------------------------------


     NAME                             AGE                         TITLE                                   BUSINESS EXPERIENCE
     ----                             ---                         -----                                  ---------------------

Kay E. Seim . . . . . . . . . . . . . 48     Executive Vice President of the Company and            Appointed March 1994;
                                             President--U.S. Psychiatric Services                   Executive Vice President--U.S.
                                                                                                    Psychiatric Operations 1993;
                                                                                                    Executive Vice President--
                                                                                                    West Coast Hospitals 1992;
                                                                                                    Senior Vice President and
                                                                                                    Chief Operating Officer,
                                                                                                    Ramsay Health Care, Inc. 1991-
                                                                                                    1992; Vice President--
                                                                                                    Northwest Region of the Company
                                                                                                    1986-1991.

David A. Wakefield  . . . . . . . . . 48     Executive Vice President of the Company and            Appointed Chairman--Priory
                                             Chairman--Priory Hospitals Group                       Hospitals Group 1993;
                                                                                                    Appointed Executive Vice
                                                                                                    President 1992; Senior Vice
                                                                                                    President--United Kingdom and
                                                                                                    European Division 1988-1992.

Wendy L. Simpson  . . . . . . . . . . 45     Executive Vice President of the Company, Chief         Appointed December 1994;
                                             Financial Officer and Treasurer                        Senior Vice President--
                                                                                                    Transitional Hospitals
                                                                                                    Corporation 1994; Senior Vice
                                                                                                    President and Chief Financial
                                                                                                    Officer, Weisman Taylor
                                                                                                    Simpson & Sabatino 1992-1994;
                                                                                                    Senior Vice President and
                                                                                                    Chief Financial Officer,
                                                                                                    American Medical International
                                                                                                    1990-1991; Vice President and
                                                                                                    Controller, American Medical
                                                                                                    International 1988-1990.

Ronald L. Ooley . . . . . . . . . . . 49     Executive Vice President--Administration and           Appointed Corporate Secretary
                                             Corporate Secretary                                    1994; Appointed Executive Vice
                                                                                                    President 1993; Senior Vice
                                                                                                    President--Human Resources
                                                                                                    1992; Vice President--Human
                                                                                                    Resources, The Phoenix Group
                                                                                                    1991-1992; consultant, Core
                                                                                                    Management Resources, a
                                                                                                    benefits consulting company,
                                                                                                    1990-1991; Senior Vice
                                                                                                    President--Human Resources,
                                                                                                    Charter Medical Corporation,
                                                                                                    1988-1990.

Jack H. Lindheimer, M.D.  . . . . . . 63     Corporate Medical Director, U.S. Psychiatric           Appointed 1991; Medical
                                             Services                                               Director, CPC Alhambra
                                                                                                    Hospital 1970-1992; physician
                                                                                                    in private practice since
                                                                                                    1960, specializing in
                                                                                                    psychiatry.


INFORMATION CONCERNING NOMINEES AND CONTINUING DIRECTORS (CONTINUED)
- --------------------------------------------------------



                                                                                                         PERIOD OF SERVICE AND
     NAME                             AGE                         TITLE                                   BUSINESS EXPERIENCE
     ----                             ---                         -----                                  ---------------------


Julia L. Kopta  . . . . . . . . . . . 45     General Counsel and Executive Vice President--         Appointed General Counsel
                                             Corporate Planning and Development                     January 27, 1995; Appointed
                                                                                                    Executive Vice President--
                                                                                                    Corporate Planning and
                                                                                                    Development 1993; Chairperson,
                                                                                                    Care Visions Corporation 1987-
                                                                                                    1993.

Steven S. Weis  . . . . . . . . . . . 52     *

- ---------------
* Steven S. Weis resigned as Executive Vice President and Chief Financial Officer effective December 31, 1994. See "Settlement with Steven S. Weis."


COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
- --------------------------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the outstanding shares of the Company's common stock, to file with the Securities and Exchange Commission and the New York and Pacific Stock Exchanges initial reports of ownership and reports of changes in ownership of such stock. SEC regulations establish specific due dates for these reports. The Company is required to disclose any failure to file a report for the 1994 fiscal year on a timely basis.

     To the Company's knowledge, based solely upon review of the copies of such reports furnished to it, during the fiscal year ended November 30, 1994 all
Section 16(a) filing requirements applicable to its officers and directors were complied with, except that (i) Dr. Shires filed a late report on Form 4 relating to one transaction; and (ii) Messrs. Wakefield and Weis filed their year-end reports on Form 5 late.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION
- ----------------------------------------------

     The following table shows the cash compensation paid by the Company, as well as certain other compensation paid or accrued, (i) to the Chief Executive Officer for his service in all executive capacities during 1992, the fiscal year in which he was appointed chief executive officer and during the fiscal years ending November 30, 1993 and 1994; and (ii) to each of the other four most highly compensated executive officers who were serving as executive officers on November 30, 1994, in all executive capacities in which they served during the fiscal years ending November 30, 1992, 1993 and 1994:


                                                     Summary Compensation Table
                                                     --------------------------
                                                                                                           Long Term
                                                                                                         Compensation
                                                             Annual Compensation                            Awards
                                                             -------------------                         ------------
                                                                                                          Securities
                                                                                                          Underlying
                                                                                                                        All
Name and                                                                                         Options/              Other
Principal                                                 Salary               Bonus               SARs               Compen-
Position                                 Year               ($)                 ($)                 (#)               sation
- --------                                 ----             -------             -------            --------             -------

Richard L. Conte,                        1994             750,000             237,500             100,000             218,802(7)
Chief Executive                          1993             550,000             412,500             550,000(6)          223,844(7)
Officer(1)                               1992             456,246             150,000              50,000              31,469(8)


James R. Laughlin,                       1994             400,000              50,000             105,000
Executive Vice President                 1993             275,000             275,000             115,000
of the Company and                       1992             181,850                                 100,000
President--Transitional
Hospitals Corporation(2)

Kay E. Seim, Executive                   1994             407,209(9)                               30,000
Vice President of the                    1993             222,807              50,000             115,000
Company and President--                  1992              89,154              20,000             100,000
U.S. Psychiatric
Services(3)

David A. Wakefield,                      1994             191,250(10)         191,250(10)          32,882
Executive Vice President                 1993             150,000             150,000             155,000
of the Company and                       1992             150,000              23,000                   0
Chairman--Priory Hospitals
Group(4)(12)

Steven S. Weis(5)                        1994             275,000                                  30,000             341,493(11)
                                         1993             243,577              50,000             115,000
                                         1992             219,950              25,000             100,000

- ----------------

 1   Mr. Conte was appointed Chief Executive Officer on April 13, 1992.
 2 Prior to his appointment as an executive in May 1992, Mr. Laughlin received compensation as a consultant to the Company.
 3   Ms. Seim rejoined the Company as an executive on June 29, 1992.
 4   Mr. Wakefield was appointed an executive officer in 1993.
 5 Steven S. Weis resigned as Executive Vice President and Chief Financial Officer effective December 31, 1994. See "Settlement with Steven S. Weis."
 6 Includes options on 166,328 shares, which were repriced on January 29, 1993 in exchange for the forfeiture of options on 332,656 shares.
 7 Includes $54,930 and $56,528 in life insurance premiums paid by the Company on behalf of Mr. Conte in 1994 and 1993, respectively (see "Employment Contracts"), and $163,872 and $167,316 deferred compensation accrued for Mr. Conte in 1994 and 1993, respectively (see "Employment Contracts-- Retirement Benefits").
 8 Deferred compensation accrued for Mr. Conte. See "Employment Contracts-- Retirement Benefits."
 9   Includes $49,458 paid in lieu of accrued vacation.
10 Paid in currency of the U.K. Exchange rates used were 1.53, 1.50, and 1.68 for the years ended 11/30/94, 11/30/93, and 11/30/92, respectively.


SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION (CONTINUED)
- ----------------------------------------------



11 Paid or to be paid in connection with the resignation of Mr. Weis as follows: $275,000 severance pay; $34,064 accrued vacation; up to $5,635 relocation expenses; $19,513 net book value of Company car and $7,281 net book value of Company laptop and desk computers. See "Settlement with Steven S. Weis."
12 Mr. Wakefield's salary was not included in prior years pursuant to instruction 3 of Item 402(a)(iii) that excludes compensation pursuant to overseas assignments and is included currently as the results of operations of the United Kingdom Psychiatric Division have become more material to the consolidated operating results in the current year.


STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
- -------------------------------------------

     The following table contains information concerning the grant of stock options and tandem limited stock appreciation rights ("SARs") under the Company's 1989 Stock Incentive Plan to the named executives during the fiscal year ended November 30, 1994:


                                                Option/SAR Grants in Last Fiscal Year
                                                -------------------------------------
                                                                                                             Potential
                                                                                                        Realizable Value at
                                                                                                          Assumed Annual
                                                                                                       Rates of Stock Price
                                                                                                           Appreciation
                                    Individual Grants                                                     for Option Term
- -------------------------------------------------------------------------                                ----------------
                                Number of       % of Total
                               Securities        Options/
                               Underlying          SARs
                                Options/        Granted to      Exercise
                                  SARs           Employees       or Base           Expira-
                                 Granted         in Fiscal        Price             tion
Name                              (#)(1)           Year          ($/Sh)             Date          5% ($)              10% ($)
- ----                           ----------        ---------      --------          --------        -------           ----------

Richard L. Conte                 100,000           7.90          12.38            12/01/03        778,578           1,973,372

James R. Laughlin                 30,000           2.40          12.38            12/01/03        233,573             592,012
                                  75,000           5.90          17.00            01/28/04        801,848           2,032,350

Kay E. Seim                       30,000           2.40          12.38            12/01/03        233,573             592,012

David A. Wakefield                32,882(4)        2.60          12.38            12/01/93        256,012             891,036

Steven S. Weis                    30,000(2)        2.40          12.38            12/31/95(3)       7,428              14,856

- ---------------
1 All options vest 20% on the date of grant and on the first day of each of the following four fiscal years.
2 Mr. Weis is entitled to exercise options on 12,000 of these shares, which is the amount vested on the effective date of his termination. See "Settlement with Steven S. Weis."
3    See "Settlement with Steven S. Weis."
4    2,882 of these options fully vested on the date of grant.


OPTION/SAR HOLDINGS
- -------------------

     The following table sets forth the number of shares of Common Stock acquired on exercise of options during the fiscal year ended November 30, 1994, and the number subject to outstanding stock options held by each of the named executives as of the end of that fiscal year. The closing price of the Company's common stock on the New York Stock Exchange on November 30, 1994 was $10.00.


                                       Aggregated Option/SAR Exercises in Last Fiscal Year and
                                                  Fiscal Year-End Option/SAR Values
                                                  ---------------------------------

                                                           Number of Securities
                                                                Underlying
                                                                Unexercised                            Value of Unexercised,
                        Shares                                 Options/SARs                               In-the-Money, Options/
                       Acquired                              At Fiscal Year End                                SARs
                         on               Value                              Unexercis-              At Fiscal Year End ($)(4)
                      Exercise           Realized          Exercis-            able               Exercis-            Unexercis-
Name                     (#)                ($)  (1)        able  (2)            (#)  (3)           able                  able
- ----                   -------           ---------        -------             -------              ------              ------

Richard L. Conte         160,000         1,245,004        189,796             350,204                   0              15,000
James R. Laughlin              0                 0         97,000             223,000               6,000               9,000
Kay E. Seim               45,500           358,312         36,500             163,000               6,000               9,000
David A. Wakefield             0                 0         81,881             157,001               6,000               9,000
Steven S. Weis                 0                 0         82,000             163,000               6,000               9,000

- ---------------
(1) Represents the difference between the market value of the underlying securities at exercise minus the exercise or base price.
(2) Includes options on 189,796 shares for Mr. Conte; 85,000 shares for Mr. Laughlin; 24,000 shares for Ms. Seim; 69,881 shares for Mr. Wakefield; and 70,000 shares for Mr. Weis, which were not "in the money" as of November 30, 1994.
(3) Includes Converging Options on 100,000 shares for Mr. Conte and 75,000 shares for Messrs. Laughlin, Wakefield and Weis and Ms. Seim, which were not "in the money" as of November 30, 1994.
(4) Represents the difference between the closing price of the Company's common stock on November 30, 1994 as reported on the New York Stock Exchange and the exercise price of options that were "in the money" as of that date.


EMPLOYMENT CONTRACTS
- --------------------

     EMPLOYMENT CONTRACTS. The Company has entered into an employment contract with Mr. Conte, which provided (i) for the last seven months of fiscal 1992 and for fiscal 1993, an annual salary of $550,000, subject to annual review by the Board; (ii) an initial employment term ending November 30, 1996 and automatically extending for an additional year on each December 1 of the employment term; (iii) noncompetition, nondisclosure and nonsolicitation covenants; and (iv) payment by the Company of the cost of a life insurance policy for Mr. Conte with a death benefit of not less than $5,000,000. If employment terminates because of Mr. Conte's permanent disability as defined in the contract or if Mr. Conte terminates employment because of a breach of the contract by the Company or within one (1) year after a "change in control" of the Company as defined in the contract, he would be entitled to receive termination payments equal to his salary through the November 30 following the fourth anniversary of such termination and all other compensation and benefits due under the contract and his "Supplemental Retirement Agreement" (see "Retirement Benefits"); and in the case of termination because of a breach by the Company or a "change in control," after such termination, Mr. Conte would not be bound by the noncompetition, nondisclosure and nonsolicitation covenants. Further, all options, contingent bonuses and similar deferred benefits held by Mr. Conte immediately vest and become exercisable upon a change in control. Effective December 1, 1993, Mr. Conte's annual salary was increased to $750,000.

EMPLOYMENT CONTRACTS (CONTINUED)
- --------------------

     The Company also has entered into employment contracts with Ms. Seim and Mr. Wakefield which expire July 1, 1995 and July 30, 1995, respectively, and which automatically renew for additional one-year periods. Ms. Seim's contract provided for an annual salary of $200,000 and $225,000 for fiscal 1992 and 1993, respectively. Effective December 1, 1993 and April 15, 1994, Ms. Seim's annual salary was increased to $300,000 and $400,000, respectively. Mr. Wakefield's contract provided for an annual salary of L77,000 for July 31 through November 30, 1992. Effective December 1, 1992 and 1993, Mr. Wakefield's salary was increased to L100,000 ($150,000) and L125,000 ($191,250), respectively. These contracts contain noncompetition, nondisclosure and nonsolicitation covenants. If Ms. Seim or Mr. Wakefield terminates employment within ninety (90) days after a "change in control" of the Company as defined in the agreements, she or he would be entitled to receive termination payments equal to two years' salary and would not be bound by the noncompetition, nondisclosure and nonsolicitation covenants after such termination. Mr. Weis had a similar employment contract with the Company which has been superseded by a Separation Agreement and General Release. See "Settlement with Steven S. Weis."

     RETIREMENT BENEFITS. In addition to his employment agreement, Mr. Conte, as of June 1, 1988, entered into a Supplemental Retirement Agreement with the Company pursuant to which he will become vested at the rate of 10% per year in deferred benefits equal to 9 1/2% of his compensation each year plus any amount by which the Company's authorized contributions for him to its profit sharing or any other employee benefit plan cannot be allocated to his account in the plan because the contribution exceeds limits imposed by the Internal Revenue Code of 1986 as amended. Interest will be credited annually to this accrued amount at a rate to be specified from time to time by the Company but at not less than 6% per annum. Distributions of the retirement benefits will be made in 20 equal annual installments commencing 60 days after the later of the executive's 55th birthday or the termination of his employment. During fiscal 1993, the Board of Directors authorized vesting of Mr. Conte's deferred benefits at the rate of 100%, which resulted in $167,316 accrued on behalf of Mr. Conte for that year and $163,872 for fiscal 1994. See "Summary Compensation Table."

SETTLEMENT WITH STEVEN S. WEIS

     Steven S. Weis resigned as Executive Vice President and Chief Financial Officer of the Company effective December 31, 1994. Mr. Weis and the Company have entered into an agreement which settles the rights and obligations of Mr. Weis and the Company with regard to his employment. Mr. Weis has released the Company from certain obligations related to his employment and remains subject to certain nondisclosure and nonsolicitation covenants, but he is no longer bound by the noncompetition covenant in his employment contract. The Company has agreed to pay Mr. Weis severance pay of $275,000, payable in 13 equal installments of $21,154 on each of the first 13 dates after December 30, 1994 on which the Company regularly pays its employees. In addition, the Company has paid Mr. Weis $34,064 for accrued but unused vacation time as of December 31, 1994 and has agreed to reimburse Mr. Weis up to $5,635 in connection with his relocation to either Los Angeles or Orange County, California at any time prior to December 30, 1995. The Company will continue to provide Mr. Weis with health insurance benefits through November 30, 1995, and thereafter, Mr. Weis will be eligible to purchase 18 months of continued health coverage under the provisions of the Consolidated Omnibus Budget Reconciliation Act. In addition, the Company transferred to Mr. Weis, free of charge, the Company automobile and laptop and desk computers that he had used as an employee, and the Company has accepted a grant deed to the real property in Las Vegas, Nevada, on which Mr. Weis had been constructing a residence in full satisfaction of sums advanced to him for the purchase thereof and has agreed to assume Mr. Weis' construction loan to complete the construction commenced thereon. The Company believes that the fair market value of such real property is at least equal to the aggregate of the amounts advanced to Mr. Weis and to be paid by the Company under the construction loan.

EMPLOYMENT CONTRACTS (CONTINUED)
- --------------------

SETTLEMENT WITH STEVEN S. WEIS (CONTINUED)

The Company also extended until December 31, 1995 the expiration date for options to purchase 18,000, 4,000, 12,000 and 80,000 shares of the Company's common stock at exercise prices of $9.50, $10.875, $12.375 and $14.625 per share, respectively, which options had been fully vested in Mr. Weis at the time his employment terminated. Nonvested options held by Mr. Weis terminated December 31, 1994.

REMUNERATION OF DIRECTORS

     During fiscal 1994 those directors who were not employed by the Company received a fee of $3,000 for each Board meeting and $1,000 for each Committee meeting attended, plus travel expenses, if any, and they will receive the same compensation for 1995. Officers of the Company who serve as directors receive only reimbursement of expenses, if any, incurred in attending meetings.
Pursuant to the Company's 1989 Stock Incentive Plan, annual automatic grants of options on 5,000 shares have been and will be made to each nonemployee director on January 26 of each year, the first of such grants having been made on January 26, 1989.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
     Messrs. Powers, Dennis and Thomas and Dr. Shires served on the Company's Compensation Committee during the last fiscal year. Mr. Powers resigned as a director effective February 8, 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following tables show the beneficial ownership of the Company's common stock, $1.00 par value, by all directors, executive officers and others.

BENEFICIAL OWNERSHIP OF MANAGEMENT


                                         AMOUNT AND NATURE OF
                                         BENEFICIAL OWNERSHIP    PERCENT OF
     NAME(1)                                 AS OF 2/10/95(2)     CLASS(3)
     ----                                --------------------    ----------

     Richard L. Conte                           312,533
     David L. Dennis                             20,000
     Hartly Fleischmann                          41,665
     James R. Laughlin                          152,000
     Jack H. Lindheimer                          51,000
     Stephen J. Powers                           20,000
     Kay E. Seim                                 76,544
     Dana L. Shires                              68,299
     Robert L. Thomas                            15,000
     David A. Wakefield                         121,007

     All directors and executive                955,048              2.0%
     officers as a group (13 persons)

- ---------------
(1) Steven S. Weis resigned as Executive Vice President and Chief Financial Officer effective December 31, 1994. See "Settlement with Steven S. Weis."
(2) Includes shares subject to options granted under the Company's 1989 Stock Incentive Plan which are presently exercisable or which will become exercisable on or before April 11, 1995, as follows: Mr. Conte, 286,531; Mr. Wakefield, 119,882; Ms. Seim, 76,500; Dr. Lindheimer, 51,000; Mr. Fleischmann, 35,765; Dr. Shires, 30,000; Messrs. Dennis and Powers, 20,000; Mr. Thomas, 15,000; Mr. Laughlin, 152,000; and the group, 863,678. Also includes shares held in trust, for which an above listed person acts as trustee.
(3) In all cases except the group, the holdings represent less than 1% of the outstanding shares of common stock.


OTHER BENEFICIAL OWNERSHIP


                                  AMOUNT AND NATURE OF
     NAME AND ADDRESS             BENEFICIAL OWNERSHIP        PERCENT OF CLASS
     ----------------             --------------------        ----------------

     Invesco M.I.M. PLC                 3,709,775(1)               8.5%
     11 Devonshire Square
     London, EC 2M 4YR
     England

     Goldman, Sachs & Co.               3,383,600(1)               7.8%
     85 Broad Street
     New York, NY  10004

- -----------
(1) Shared voting power and shared investment power with respect to all such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Fleischmann & Fleischmann, of which Mr. Fleischmann is a general partner, was paid $237,713 for legal services rendered to the Company and its subsidiary, Transitional Hospitals Corporation, during fiscal 1994. The Company believes that the terms and conditions of its relationship with Fleischmann & Fleischmann are as favorable as those that could have been obtained from a third party, and it plans to retain Fleischmann & Fleischmann to provide legal services in fiscal 1995.

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

     RESIDENCE LOANS. The Company has loaned $296,000 to Mr. Ooley and $299,646 to Ms. Seim, in each case at 5% interest per year, to enable these executive officers to acquire residences in close proximity to their principal business offices. The loans, which are secured by the residences, originally mature in three years and provide for consecutive three-year extensions while employment continues. The loans are paid in monthly installments of principal and interest based on a 30-year amortization and are accelerated and become immediately due and payable ninety days after termination of employment.

   RELOCATION LOANS AND PURCHASE OF EQUITY.The Company had loaned $300,000 to Mr. Conte and Mr. Weis on the same terms outlined above, which loans have been deemed paid in full pursuant to the Company's home purchase program, through which, in connection with the Company's relocation of its corporate headquarters from Laguna Hills, California, to Las Vegas, Nevada, the Company has purchased Messrs. Conte and Weis' equity interests in their former homes and has assumed all burdens of ownership, including payment of all expenses and debts associated therewith. The Company has also purchased an equity interest in Mr. Laughlin's former home and has assumed all burden of ownership, including payment of all expenses and debts associated therewith. The Company assumes the risk of loss in connection with the sale of such properties, but also is entitled to any profit realized thereon. As part of the home purchase program, the Company also will pay Mr. Conte's moving expenses.

     Also in connection with the Company's relocation of its corporate headquarters, the Company has loaned $15,300 to Ms. Kopta and an additional $49,000 to Mr. Ooley to assist them to acquire residences in close proximity to the new corporate headquarters. In each case, interest is at the annual rate of 5% and are secured by the officers' new or former residences and other security. The loans mature in fifteen months and are paid in monthly installments of interest only, beginning in the fourth such month. The Company has loaned an additional $85,600 to Ms. Kopta, also at 5% annual interest and secured by the property she acquired in Nevada, which loan matures in twelve months and is paid in monthly installments of principal and interest based on a 30-year amortization. All of these loans are accelerated and become immediately due and payable thirty days after termination of employment. The Company had advanced $150,000 to Mr. Weis under the relocation program. In connection with the termination of his employment, the Company has accepted a grant deed to the real property in Las Vegas, Nevada, purchased by Mr. Weis in full satisfaction of the sums advanced to him. See "Settlement with Steven S. Weis."

     SCHEDULE OF INDEBTEDNESS. The following table shows, as to each director or executive officer whose indebtedness exceeded $60,000, the largest aggregate amount of such indebtedness during fiscal year 1994 and the balance due the Company as of February 10, 1995.


                                     Largest                  Balance
                                    Aggregate                Due as of
                                  Indebtedness           February 10, 1995
                                  ------------           -----------------

          Richard L. Conte         $ 295,000                $     -0-
          Kay E. Seim                299,000                  294,000
          Ronald L. Ooley            345,000                  344,000
          Julia Kopta                100,900                  100,000
          Steven S. Weis             441,000                      -0-


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  1.   Financial Statements.  The Financial Statements listed in
response to Item 8 are filed herewith.

          2.   The following Financial Statement Schedules is filed herewith:

     Valuation and Qualifying Accounts

          3.   Exhibits:

(3)  Articles of Incorporation and By-laws

     3.1 Restated Articles of Incorporation as adopted by vote of shareholders on May 20, 1993 (filed as Appendix B to Registrant's Proxy Statement dated April 20, 1993 relating to the annual meeting of its shareholders on May 20, 1993 and incorporated in full herein by this reference).

     3.2 By-Laws as amended by vote of shareholders on May 23, 1991 (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1991 and incorporated in full herein by this reference) and as amended by vote of shareholders on May 20, 1993 (filed as Appendix A to Registrant's Proxy Statement dated April 20, 1993 relating to the annual meeting of its shareholders on May 20, 1993 and incorporated in full herein by this reference).

(10) Material Contracts

     10.1 Employment Contract Number Four between Registrant and Richard L. Conte, dated as of May 1, 1992 (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1993 and incorporated in full herein by reference).*

     10.2 Amendment Number One dated as of July 29, 1994, to Employment Contract Number Four between Registrant and Richard L. Conte.*

     10.3 Supplemental Retirement Contract between Registrant and Richard L. Conte, dated as of September 1, 1988 (filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1988 and incorporated in full herein by this reference).*

     10.4 Restated and Amended Employment Contract between Registrant and Robert
L. Green, dated June 1, 1988 (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1988, and incorporated in full herein by this reference).

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. (CONTINUED)

     10.5 Amendment Number One dated as of August 1, 1989, and Amendment Number Two dated as of December 1, 1989 to Restated and Amended Employment Contract between Registrant and Robert L. Green.

    10.6 Employment Agreement between Registrant and David A. Wakefield dated as of July 31, 1992.*

    10.7 Employment Contract between Registrant and Kay E. Seim dated as of June 15, 1992 (filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1993 and incorporated in full herein by this reference).

    10.8 Termination Agreement between Registrant and Steven S. Weis dated as of December 30, 1994.

    10.9 Form of Indemnification Agreements between Registrant and its Directors and Executive Officers (filed as Exhibit C to Registrant's Proxy Statement, dated April 24, 1987, relating to the annual meeting of its shareholders on June 1, 1987, and incorporated in full herein by this reference).

    10.10 Registrant's 1989 Stock Incentive Plan (filed as Exhibit A to Registrant's Proxy Statement, dated July 12, 1989, and incorporated in full herein by this reference).*

    10.10.1 Form of Stock Option Agreement (filed as Exhibit 10.6.1 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1990 and incorporated in full herein by this reference).*

    10.10.2  Form of Nonstatutory Stock Option Agreement with Director (filed as
Exhibit 10.6.2 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1990 and incorporated in full herein by this reference).*

    10.11 Registrant's Combined Stock Option Plan for Key Employees and Amendment Numbers One, Two, Three, Four and Five thereto (filed as Exhibit 10.7 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

    10.11.1  Form of Stock Option Agreement--General Stock Option (filed as
Exhibit 10.7.1 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

    10.11.2  Form of Stock Option Agreement--Incentive Stock Option (filed as
Exhibit 10.7.2 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K. (CONTINUED)

    10.12 Credit Agreement among Registrant, Transitional Hospitals Corporation and Bank of America National Trust and Savings Association, dated as of September 20, 1993 (filed as Exhibit 10 to Registrant's Report on Form 10-Q for its fiscal quarter ended August 31, 1993 and incorporated in full herein by this reference).

    10.13 Credit Agreement, among Registrant, Priory Hospitals Group Limited and Bank of America National Trust and Savings Association dated as of December 23, 1993 (filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1993, and incorporated herein by this reference).

    10.14 Credit Agreement among Registrant, Transitional Hospitals Corporation and Bank of American National Trust Savings Association, dated as of May 6, 1994 (filed as Exhibit 10 to Registrant's Report on Form 10-Q for its fiscal year ended May 31, 1994, and incorporated herein by this reference).

    10.15 First Amendment to Credit Agreement among Registrant, Transitional Hospitals Corporation and Bank of America National Trust Savings Association dated as of December 14, 1994.

    10.16 Letter of Intent dated February 15, 1995 extending due date under Credit Agreement referred to in Exhibit 10.15.

(11) Statement re computation of earnings per share

(22) Subsidiaries of the Registrant

(24) Consents of Experts

     (b)  Report on Form 8-K:  None.

*Required to be filed as an exhibit pursuant to item 14(c) of this Form.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              COMMUNITY PSYCHIATRIC CENTERS

                    By:/s/ Richard L. Conte     Date: February 24, 1995
                       ------------------------
                            Richard L. Conte
                            Chairman of the Board
                              of Directors and
                              Chief Executive Officer
                            (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     /s/ Richard L. Conte     Date: February 24, 1995
                     ------------------------
                         Richard L. Conte
                         Chairman of the Board
                            of Directors and
                            Chief Executive Officer
                            (Principal Executive Officer)

                     /s/ Wendy Simpson        Date: February 24, 1995
                     ------------------------
                         Wendy Simpson
                         Executive Vice President and
                            Chief Financial Officer
                            (Principal Financial Officer)

                     /s/ David Wakefield       Date: February 24, 1995
                     ------------------------
                         David Wakefield
                         Director and Executive
                            Vice President of the Company,
                            and Chairman Priory Hospitals Group


                     /s/ Hartly Fleischmann   Date: February 24, 1995
                     ------------------------
                         Hartly Fleischmann
                            Director

                     /s/ Jack H. Lindheimer, M.D. Date:February 24, 1995
                     ----------------------------
                         Jack H. Lindheimer, M.D.
                         Director and
                            Medical Director,
                            U.S. Psychiatric Services

                     /s/ Dana L. Shires, Jr., M.D. Date: February 24, 1995
                     -----------------------------
                          Dana L. Shires, Jr., M.D.
                          Director

                     /s/ David L. Dennis      Date: February 24, 1995
                     ------------------------
                          David L. Dennis
                          Director

                     /s/ Robert L. Thomas     Date: February 24, 1995
                     ------------------------
                          Robert L. Thomas
                          Director

                     /s/ Steven M. Gray       Date: February 24, 1995
                     -----------------------
                          Steven M. Gray
                          Vice President and Corporate Controller
                          (Principal Accounting Officer)

                          Annual Report Form 10-K

                Item 8, Item 14(a)(1) and (2), (c) and (d)
                Financial Statements and Supplementary Data
       List of Financial Statements and Financial Statement Schedule
                             Certain Exhibits

                       Financial Statement Schedule

              Community Psychiatric Centers and Subsidiaries
                             Las Vegas, Nevada


                       YEAR ENDED NOVEMBER 30, 1994

                       Community Psychiatric Centers

                      Form 10-K Item 14(a)(1) and (2)

      List of Financial Statements and Financial Statement Schedules


     The following consolidated financial statements of Community
Psychiatric Centers and Subsidiaries are included in Item 8:

          Report of Independent Auditors

          Consolidated statements of operations - Years ended November 30, 1994, 1993 and 1992

          Consolidated balance sheets - November 30, 1994 and 1993

          Consolidated statements of stockholders' equity - Years ended November 30, 1994, 1993 and 1992

          Consolidated statements of cash flows - Years ended November 30, 1994, 1993 and 1992

          Notes to consolidated financial statements - November 30, 1994

     The following consolidated financial statement schedule of Community Psychiatric Centers and Subsidiaries is included in Item 14(d):

          Schedule VIII - Valuation and Qualifying Accounts

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                      REPORT OF INDEPENDENT AUDITORS

Board of Directors
Community Psychiatric Centers

     We have audited the accompanying consolidated balance sheets of Community Psychiatric Centers and Subsidiaries as of November 30, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended November 30, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Psychiatric Centers and Subsidiaries at November 30, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended November 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 5 to the consolidated financial statements, effective December 1, 1992, the Company adopted Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes."

                                                  ERNST & YOUNG LLP



Los Angeles, California
January 27, 1995

              COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


                                                                                         NOVEMBER 30
                                                                                  -----------------------
                                                                                     1994          1993
                                                                                     ----          ----
                                                                                       (IN THOUSANDS)

ASSETS
Current assets:
  Cash and cash equivalents                                                       $ 37,263       $ 24,640
  Short-term investments                                                            13,756         10,932
  Accounts receivable, less allowance for doubtful
    accounts (1994 - $29,381 and 1993--$22,658)                                    103,128         80,024
  Prepaid expenses and other current assets                                         18,305         16,468
  Property held for sale, net                                                        7,774         10,551
  Refundable income taxes                                                               --          5,763
  Deferred income taxes                                                              3,773          1,859
                                                                                  --------       --------
Total current assets                                                               183,999        150,237

Property, buildings and equipment, at cost, less
  allowances for depreciation                                                      376,765        339,078

Other assets:
  Refundable income taxes                                                            1,103             --
  Deferred income taxes                                                              1,720          1,126
  Other assets                                                                      25,207         24,178
                                                                                  --------       --------
                                                                                    28,030         25,304

Excess of investment in subsidiaries over net assets
  acquired, less accumulated amortization
  (1994 - $3,418 and 1993 - $2,940)                                                 16,610         15,721
                                                                                  --------       --------
                                                                                  $605,404       $530,340
                                                                                  --------       --------
                                                                                  --------       --------



See notes to consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)





                                                                                         NOVEMBER 30
                                                                                  -----------------------
                                                                                     1994          1993
                                                                                     ----          ----
                                                                                       (IN THOUSANDS,
                                                                                           EXCEPT
                                                                                       PAR VALUE DATA)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $ 18,305       $ 15,332
  Accrued payroll and other expenses                                                34,624         23,033
  Dividends payable                                                                     --            111
  Income taxes payable                                                               5,845          2,641
  Payable to third parties under reimbursement
    contracts                                                                        5,802          4,990
  Accrued restructuring charges                                                      2,703          8,666
  Current maturities on long-term debt                                              13,224            940
                                                                                  --------       --------
Total current liabilities                                                           80,503         55,713

Long-term debt, exclusive of current maturities                                     69,090         40,718

Deferred credits:
  Deferred compensation                                                              1,816          1,814
  Deferred income taxes                                                             13,956          9,603
                                                                                  --------       --------
                                                                                    15,772         11,417
Stockholders' equity:
  Preferred stock, par value $1 a share; authorized
    2,000 shares; none issued                                                           --             --
  Common stock, par value $1 a share; authorized
    100,000 shares; issued 46,856 in 1994
    and 1993                                                                        46,856         46,856
  Additional paid-in capital                                                        61,357         65,341
  Less due from employees for exercise of stock options                                (35)           (35)
                                                                                  --------       --------
                                                                                   108,178        112,162
  Retained earnings                                                                369,131        359,345
  Foreign currency translation adjustment                                           (1,805)        (3,815)
                                                                                  --------       --------
                                                                                   475,504        467,692
Less cost of treasury stock--3,265 shares in 1994
  and 3,763 shares in 1993                                                         (35,465)       (45,200)
                                                                                  --------       --------
                                                                                   440,039        422,492
                                                                                  --------       --------
                                                                                  $605,404       $530,340
                                                                                  --------       --------
                                                                                  --------       --------



See notes to consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEAR ENDED NOVEMBER 30
                                                         --------------------------------------
                                                           1994          1993            1992
                                                           ----          ----            ----
                                                                  (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)

Revenues:
  Net operating revenues                                 $423,955       $335,578       $344,274
  Other income                                              3,785          2,301          3,433
                                                         --------       --------       --------
                                                          427,740        337,879        347,707
Costs and expenses:
  Operating expense                                       328,508        256,661        255,799
  General and administrative expense                       33,775         26,806         21,747
  Bad debt expense                                         26,966         21,266         17,482
  Depreciation and amortization                            18,649         14,330         14,319
  Interest (principally on long-term debt)                  3,545          2,420          1,607
  Restructuring charge                                       (875)        54,950             --
                                                         --------       --------       --------
                                                          410,568        376,433        310,954
                                                         --------       --------       --------
Earnings (loss) before income taxes                        17,172        (38,554)        36,753
Income taxes (credit)                                       6,952        (13,662)        13,616
                                                         --------       --------       --------
Net earnings (loss)                                      $ 10,220       $(24,892)      $ 23,137
                                                         --------       --------       --------
                                                         --------       --------       --------

Earnings (loss) per common share                         $   0.24       $  (0.58)      $   0.52
                                                         --------       --------       --------
                                                         --------       --------       --------

Average number of common shares                            43,465         42,951         44,668
                                                         --------       --------       --------
                                                         --------       --------       --------



See notes to consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                         AMOUNTS
                                                                        DUE FROM
                                                                        EMPLOYEES
                                                                           FOR                    FOREIGN
                                                            ADDITIONAL   EXERCISE                 CURRENCY       TREASURY STOCK
                                                  COMMON      PAID-IN    OF STOCK    RETAINED    TRANSLATION   ------------------
                                                   STOCK      CAPITAL     OPTIONS    EARNINGS    ADJUSTMENT    SHARES      AMOUNT
                                                  ------    ---------   ---------    --------    -----------   ------      ------
                                                                                  (IN THOUSANDS)

Balance at November 30, 1991                      $46,855    $67,828    $   (141)    $380,995       $2,580       (665)  $(14,181)
  Payments on amounts due on stock
    options                                                                    2
  Subordinated debenture conversion                     1          3
  Stock repurchased                                                                                            (3,166)   (34,464)
  Net earnings for year                                                                23,137
  Dividends paid, $.36 per common share                                               (16,030)
  Foreign currency translation
    adjustment                                                                                      (5,652)
                                                  -------    -------    --------    ---------      -------     ------   --------
Balance at November 30, 1992                       46,856     67,831        (139)     388,102       (3,072)    (3,831)   (48,645)
  Exercise of employees' stock
    options                                                   (2,620)                                             153      4,283
  Payments on amounts due on stock
    options                                                                  104
  Income tax benefits derived from
    employee stock option transactions                           130
  Stock repurchased                                                                                               (85)      (838)
  Net loss for the year                                                               (24,892)
  Dividends paid, $.09 per common share                                                (3,865)
  Foreign currency translation
    adjustment                                                                                        (743)
                                                  -------    -------    --------    ---------      -------     ------   --------
Balance at November 30, 1993                       46,856     65,341         (35)     359,345       (3,815)    (3,763)   (45,200)
  Exercise of employees' stock options                        (4,052)                                             498      9,735
  Income tax benefits derived from
    employee stock option transactions                            68
  Net earnings for year                                                                10,220
  Dividends paid, $.01 per common share                                                  (434)
  Foreign currency translation
    adjustment                                                                                       2,010
                                                  -------    -------    --------    ---------      -------     ------   --------
Balance at November 30, 1994                      $46,856    $61,357    $    (35)    $369,131      $(1,805)    (3,265)  $(35,465)
                                                  -------    -------    --------    ---------      -------     ------   --------
                                                  -------    -------    --------    ---------      -------     ------   --------



See notes to consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   YEAR ENDED NOVEMBER 30
                                                         --------------------------------------
                                                           1994          1993            1992
                                                           ----          ----            ----
                                                                  (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                      $ 10,220       $(24,892)      $ 23,137
Items not resulting in cash flows:
  Depreciation and amortization                            18,649         14,330         14,319
  Provision for uncollectible accounts                     26,966         21,266         17,482
  Restructuring charge (credit)                              (875)        54,950             --
  (Gain) loss on sale of property,
    buildings and equipment                                (1,970)          (232)           387
  Other                                                    (1,780)         1,343            166
Changes in assets and liabilities,
  exclusive of business acquisitions:
  Short-term investments                                   (2,824)       (10,932)            --
  Accounts receivable                                     (50,070)       (23,948)        (8,737)
  Payable to third parties under
    reimbursement contracts                                   812          3,170          9,260
  Prepaid expenses and other current
    assets                                                 (1,837)        (3,138)        (1,106)
  Accounts payable and accrued expenses                    14,564         11,334          2,303
  Accrued restructuring costs                              (5,088)        (8,892)            --
  Dividends payable                                          (111)        (3,839)          (232)
  Income taxes                                              9,709        (10,685)         5,561
                                                         --------       --------       --------
Net cash provided from operations                          16,365         19,835         62,540

FINANCING:
Proceeds from revolving credit facilities                  41,982         13,267             --
Dividends paid                                               (434)        (3,865)       (16,030)
Purchase of treasury shares                                    --           (838)       (34,464)
Payments of deferred compensation                            (162)        (6,448)            --
Net proceeds from exercise of stock
  options, payments on loans and related
  transactions                                              5,683          1,897             --
Payments on long-term debt                                 (1,402)          (667)        (1,703)
                                                         --------       --------       --------
Net cash provided from (used for) financing
  activities                                               45,667          3,346        (52,197)

INVESTING:
Payment received on notes                                   3,437            669            277
Purchase of property, buildings and
  equipment                                               (48,760)       (58,269)       (19,419)
Investment in pre-opening costs                            (4,225)        (2,904)        (1,365)
Proceeds from sale of property, buildings
  and equipment                                             7,393          1,039             --
Loans made to officers                                     (1,242)          (227)          (916)
Investment in affiliate                                        --         (1,602)            --
Payment for business acquisitions:
  Property, buildings and equipment                        (4,787)          (965)            --
  Excess of purchase price over fair value
    of assets acquired                                     (1,225)        (4,119)          (584)
                                                         --------       --------       --------
Net cash used for investing activities                    (49,409)       (66,378)       (22,007)
                                                         --------       --------       --------
Net increase (decrease) in cash and cash
  equivalents                                              12,623        (43,197)       (11,664)
Beginning cash and cash equivalents                        24,640         67,837         79,501
                                                         --------       --------       --------
Ending cash and cash equivalents                         $ 37,263       $ 24,640       $ 67,837
                                                         --------       --------       --------
                                                         --------       --------       --------



See notes to consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 1994

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

     The following table summarizes the percent of net operating revenue generated from all payors (1994 and 1993 percentages include THC operations).


                                                 1994        1993       1992
                                                 ----        ----       ----

Government and other cost-based*                  44%         24%        16%
CHAMPUS                                            5           5          4
Negotiated rate                                   33          41         35
Private pay                                       18          30         45
                                                 ----        ----       ----
                                                 100%        100%       100%
                                                 ----        ----       ----
                                                 ----        ----       ----

* Includes Medicare DRG payments to THC.


     Amounts received are generally less than the established billing rates of the Company and the difference is reported as a contractual allowance and deducted from operating revenues. Final determination of amounts earned for hospital services is subject to audit by the payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges and credits to operating revenues in the year the audit reports are finalized. In the current year, the Company received approximately $5.5 million in excess of recorded amounts related to prior year Medicare settlements. These amounts are included in operating revenue.

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

TRANSLATION OF FOREIGN CURRENCIES

The financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts have been translated at year-end exchange rates. Statements of earnings amounts have been translated at the average exchange rate for the year. The resulting currency translation adjustments were made directly to a separate component of Stockholders' Equity. The effect on the statement of earnings of translation gains and losses is insignificant for all years presented.

RECLASSIFICATIONS

Certain amounts have been reclassified to conform with 1994 presentations. Certain hospital expenses that were previously classified as general and administrative expense have been re-classified to operating expenses for all periods presented.

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

additional accounts receivable allowances at the seven hospitals. Six of the restructured hospitals have ceased operations. The seventh hospital, which returned to operating status effective March 1, 1994, has been reconstituted under new management into a rapid stabilization facility. Of the six closed hospitals, two have been sold, three are being held for sale or lease, and one is being converted into a THC facility. The Company received cash proceeds of approximately $5 million in January and February of 1994 from the sale of two of these hospitals.

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

Effective February 28, 1994 the Company recorded a restructuring charge of $6.3 million ($3.8 million after tax) in connection with the decision to close three additional psychiatric facilities. The charge comprised $2.2 million for future operating losses, $1.5 million for restructuring costs associated with terminating employees and $2.6 million for additional accounts receivable allowances and reserves for other assets at the three hospitals. Approximately 225 employees of the restructured hospitals were terminated. Amounts charged against the reserve, including termination benefits paid, approximated amounts originally accrued. Total revenue and net operating income or (loss) for the three closed hospitals totalled $2.8 million and ($1.1 million) for the first quarter of 1994, $20.0 million and $.6 million for fiscal year 1993, and $23.5 million and $2.3 million for fiscal year 1992. Of the three closed hospitals, one is classified as held for sale, one was converted into a THC facility, and one will be converted into a THC facility in fiscal year 1995.

NOTE 3--ACQUISITIONS

In April 1990, the Company acquired the assets of Harvard Medical Limited, a patient liaison business in West Germany for approximately $2.3 million including acquisition costs. The purchase agreement provided for additional annual payments through 1993 if certain economic performance criteria were achieved. In September 1991, October 1992, and October 1993, total additional payments of $2.3 million were made.

During 1993, the Company acquired six buildings and the related fixed assets and modified the buildings into six long-term critical care facilities. Total consideration paid was $33.0 million. The Company also acquired a substance abuse center in the United Kingdom for a purchase price of $4.3 million.

During 1994, the Company acquired two hospitals in the United Kingdom for a total purchase price of $5.7 million.

The aggregate total costs of these acquisitions exceeded the fair value of the assets acquired by approximately $8.7 million. The excess is being amortized on a straight-line basis over a 40-year period. The acquisitions have been accounted for as purchases and, accordingly, the results of operations of the acquired facilities have been included in the consolidated statement of earnings since the date of acquisition. The results of operations of the acquired businesses prior to the date of acquisition were not material to the consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4--PROPERTY, BUILDINGS AND EQUIPMENT

Property, buildings and equipment are summarized as follows:


                                                            YEAR ENDED
                                                            NOVEMBER 30
                                                        -------------------
                                                          1994       1993
                                                          ----       ----
                                                          (IN THOUSANDS)

Land                                                    $ 61,570   $ 55,685
Buildings and improvements                               302,779    282,027
Furniture, fixtures and equipment                         94,285     70,855
Construction in progress (estimated additional
  cost to complete at November 30, 1994--$5.2 million)    11,068      8,362
                                                        --------   --------
                                                         469,702    416,929
Less accumulated depreciation                            (92,937)   (77,851)
                                                        --------   --------
                                                        $376,765   $339,078
                                                        --------   --------
                                                        --------   --------


The Company incurred interest expense of $4.8 million, $2.5 million and $2.4 million in 1994, 1993 and 1992, respectively, including $1.3 million, $.2 million and $.8 million which was capitalized in 1994, 1993 and 1992, respectively.

Interest paid excluding the capitalized portion was $4.1 million, $2.5 million, and $1.6 million during 1994, 1993 and 1992, respectively.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of November 30, 1994 and November 30, 1993, are as follows (in thousands):


                                                            1994       1993
                                                            ----       ----

  Deferred tax liabilities:
       Excess tax depreciation                          $ 21,978   $ 21,421
       Other                                               1,859      2,219
       Restructuring charge                              ( 9,881)   (14,037)
                                                        --------   --------
           Total deferred tax liabilities               $ 13,956   $  9,603
                                                        --------   --------
                                                        --------   --------

  Deferred tax assets:
    Current:
       Excess of book over tax bad debt provision       $  3,506   $  1,575
       Other                                                 267        284
                                                        --------   --------
           Total current deferred tax assets            $  3,773   $  1,859
                                                        --------   --------
                                                        --------   --------

     Non-current:
        Net operating loss                              $  3,781   $  2,134
       Restructuring charge                                1,827      1,882
       Excess tax depreciation                            (1,647)    (2,136)
       Other                                                (287)       (54)
       Net operating loss valuation reserve               (1,954)      (700)
                                                        --------   --------
           Total non-current deferred tax assets        $  1,720   $  1,126
                                                        --------   --------
                                                        --------   --------


                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--INCOME TAXES (CONTINUED)

  Deferred tax liabilities and assets by tax jurisdictions are as follows (in thousands):


                                                    DEFERRED                               DEFERRED
                                                   TAX ASSET                            TAX LIABILITIES
                                                   ---------                            ---------------
                                           CURRENT         NON-CURRENT             CURRENT         NON-CURRENT
                                           -------         -----------             -------         -----------

    U.S. Federal Income
       Taxes (consolidated)                 $3,283              $   --              $   --             $11,917

    Foreign (U.K.)                              --                  --                  --               2,039

    State                                      490               1,720                  --                  --
                                            ------              ------              ------             -------
                                            $3,773              $1,720              $   --             $13,956
                                            ------              ------              ------             -------
                                            ------              ------              ------             -------


     For financial reporting purposes, income before income taxes includes the following components:


                                             1994               1993                1992
                                             ----               ----                ----
                                                          (IN THOUSANDS)

  Pretax income (loss):
     United States                        $  7,846            $(44,796)            $29,566
     Foreign                                 9,326               6,242               7,187
                                          --------            --------             -------
                                          $ 17,172            $(38,554)            $36,753
                                          --------            --------             -------
                                          --------            --------             -------


     Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                                                  DEFERRED
                                                  LIABILITY METHOD                 METHOD
                                                  ----------------                --------
                                             1994               1993                1992
                                             ----               ----                ----
                                                          (IN THOUSANDS)

  Current:
     Federal                              $  1,497           $  (3,576)            $ 7,951
     Foreign                                 1,996               2,169               1,773
     State                                   1,614                 611               1,325
                                          --------            --------             -------
         Total current                       5,107                (796)             11,049
  Deferred:
     Federal                                 1,295              (9,967)              2,697
     Foreign                                 1,364                 (94)               (116)
     State                                    (814)             (2,805)                (14)
                                          --------            --------             -------
         Total deferred                      1,845             (12,866)              2,567
                                          --------            --------             -------
                                          $  6,952            $(13,662)            $13,616
                                          --------            --------             -------
                                          --------            --------             -------


     The components of the provision for deferred income taxes for the year ended November 30, 1992 are as follows:


                                                                 1992
                                                                 ----
                                                            (IN THOUSANDS)

  Depreciation                                                 $ 1,771
  Bad debts                                                        733
  Other                                                             63
                                                               -------
     Provision for deferred income taxes                       $ 2,567
                                                               -------
                                                               -------


                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5--INCOME TAXES (CONTINUED)

  The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:


                                                                LIABILITY METHOD                          DEFERRED METHOD
                                           -----------------------------------------------------       ------------------------
                                                     1994                         1993                          1992
                                           ------------------------      -----------------------       ------------------------
                                           AMOUNT           PERCENT      AMOUNT          PERCENT       AMOUNT           PERCENT
                                           ------           -------      ------          -------       ------           -------
                                                                         (AMOUNTS IN THOUSANDS)

     Tax at U.S. statutory
       rates                              $  5,838             34%      ($13,108)           (34)%      $12,496             34%
     State income taxes,
       net of federal tax
       benefit, (charge)                       528              3        ( 1,448)            (4)           865              2
     Restructuring-intangibles                  --             --            730              2             --             --
     Other--net                                586              4            164              1            255              1
                                          --------            ---       --------           ----        -------           ----
                                          $  6,952             41%      ($13,662)          (35%)       $13,616             37%
                                          --------            ---       --------           ----        -------           ----
                                          --------            ---       --------           ----        -------           ----


     The Company received income tax refunds (net of income taxes paid of $4.5 million and $3.2 million) of $2.3 million and $3.2 million in 1994 and 1993, respectively. The Company made income tax payments of $7.9 million in 1992.

NOTE 6--LONG-TERM DEBT


                                                             1994       1993
                                                            -------   -------
                                                              (IN THOUSANDS)

Borrowings under revolving credit agreements                $55,169   $13,267
5 3/4% Convertible Subordinated Debentures due
  2012, convertible into Common Stock of the
  Company at $35.89 per share, may be redeemed
  at 103.75% of face value as of October 15,
  1992 declining annually to 100% of face value
  on or after October 15, 1999                                7,366     7,903
8 3/4% Subordinated Guaranteed Debentures due
  1996 (net of unamortized discount of $44)                   4,956     4,932
8 1/2% Subordinated Guaranteed Debentures due
  1995 (net of unamortized discount of $22)                  10,840    10,788
Notes payable, collateralized by deeds of trust on
  land, buildings and equipment with a cost of
  approximately $8,051, payable in installments to
  2004 including interest ranging from 7% to 10 1/2%          1,903     2,421
Note payable due December 31, 1994, interest payable
  quarterly at the LIBOR rate plus 2%                         1,485     1,485
Other                                                           595       862
                                                            -------   -------
                                                             82,314    41,658
     Less current portion                                    13,224       940
                                                            -------   -------
                                                            $69,090   $40,718
                                                            -------   -------
                                                            -------   -------


     During May 1994, the Company, Transitional Hospitals Corporation (THC - the Company's wholly-owned long-term care subsidiary) and Bank of America National Trust and Savings Association ("the Bank") entered into a credit agreement ("the Agreement") whereby the Company or THC may borrow, repay and reborrow up to $50 million through February 28, 1996. Interest is payable at LIBOR plus 2.75% through February 28, 1995. Interest through February 28, 1996 is payable at LIBOR plus 1.50%. As of November 30, 1994, $20 million is outstanding under this agreement.

     During September 1993, the Company entered into a credit agreement ("the Agreement") whereby the Company may borrow, repay and reborrow up to $25 million through November 30, 1995 (the revolving loan period), at which time any amount outstanding is converted into a term loan payable in equal quarterly installments through November 30, 1998. Interest is payable at the lesser of
(1) LIBOR plus 1.25% during the revolving loan period and LIBOR plus 1.50% during the term loan period or (2) the greater of (a) the Bank's reference rate or (b) the Fed Funds rate plus .5%. As of November 30, 1994, $25 million is outstanding under this agreement.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6--LONG-TERM DEBT (CONTINUED)

     During October 1993, the Company's subsidiary in the United Kingdom entered into a temporary revolving credit facility whereby the Company was allowed to borrow up to $7.5 million through December 31, 1993. Interest was to be calculated at the rate of interest at which sterling pounds deposits would be offered to major banks in the London interbank market, plus 1.25%. A final loan agreement was signed in December 1993 to replace the temporary facility whereby the Company may borrow up to 10 million sterling pounds through November 30, 1995, at which time any amount outstanding is converted into a term loan payable in equal quarterly installments through November 30, 1998. Interest is payable at the sterling pounds LIBOR rate plus 1.25% up to the conversion date and LIBOR plus 1.50% after the conversion date. As of November 30, 1994, $10.2 million is outstanding under this facility.

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

     Under the terms of the Debenture Payment Assumption Agreement, Vivra Incorporated is obligated to pay $4.1 million of the 8 1/2% Subordinated Guaranteed Debentures due 1995. The balance shown above has been reduced by that amount. The Company has guaranteed the payment by Vivra.

     The conversion price of the convertible debentures is subject to antidilutive provisions.

     The annual maturities of debt for five years ending November 30, 1999 are as follows (In thousands):

     1995              $13,224
     1996              $36,994
     1997              $12,025
     1998              $11,872
     1999              $   172

NOTE 7--CAPITAL STOCK AND STOCK OPTIONS

The Company has stock option plans whereby options may be granted at not less than 100% of fair market value at the date of grant and are exercisable at any time thereafter for a period of ten years, or five years for options granted prior to November 8, 1990. Options granted on and after November 8, 1990, are exercisable 20% at date of grant with the remaining 80% becoming exercisable at the rate of 20% each December 1 thereafter, with the exception of 100,000 options re-issued to certain officers of the Company (see below) which vested immediately. At the time of exercise, at least one-third is payable in cash and the balance, if any, with a five-year note bearing interest at 8%. The unpaid portion of options exercised, evidenced by a note, has been deducted from Stockholders' Equity in the accompanying Consolidated Balance Sheet. Stock options may also be exercised by the return of previously acquired shares of common stock. Shares obtained by such exercises are included in treasury stock and valued at the market value at date of exercise.

     On May 20, 1993, the Company issued 860,000 of non-qualified options to several key executives. The option price is $20 above the closing price of the Company's stock on the date of grant, or $29.50 per share. For each year during which the Company meets specified performance targets, the option price will decrease by $5.00 until the option price and market price converge. The option price will be fixed at the market price on the date of convergence and the options will vest. If convergence does not occur during the first five years after grant of the options, the options will be cancelled and the shares will revert to the 1989 Stock Incentive Plan and be available for reissuance. The

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7--CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)

Company met these targets for fiscal 1993. During fiscal year 1994, 146,000 shares of converging options were issued at an option price of $24.50 per share.

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

     A summary of activity under the plans during 1994, 1993 and 1992 is as follows:


                                                     NUMBER                                 AGGREGATE
                                                   OF SHARES          PER SHARE           OPTION PRICE
                                                   ---------          --------            ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Options outstanding at November 30,
  1991                                             1,572,600        $18.54-34.13            $ 41,188
  Options granted                                    624,000         10.88-14.63               8,108
  Options cancelled and expired                     (132,600)        21.27-27.13              (3,451)
  Options revalued                                                                            (3,769)
                                                  ----------        ------------            --------
Options outstanding at November 30,
  1992                                             2,064,000         10.88-31.88              42,076
  Options granted                                  2,325,000          9.50-33.00              40,673
  Options cancelled and expired                   (1,017,000)        14.63-31.88             (23,593)
  Options revalued and reissued                      359,000               10.88               3,906
  Treasury stock issued on exercise                 (153,000)        10.88-14.63              (1,663)
                                                  ----------        ------------            --------
Options outstanding at November 30,
  1993                                             3,578,000        $ 9.50-33.00            $ 61,399
  Options granted                                  1,264,000         12.38-24.50              18,591
  Options cancelled and expired                     (498,000)         9.50-14.63              (5,673)
  Treasury stock issued on exercise                 (355,000)         9.50-33.00              (5,295)
  Options converged                                                        24.50              (4,300)
                                                  ----------        ------------            --------
Options outstanding at November 30,
  1994                                             3,989,000        $9.50-33.00             $ 64,722
                                                  ----------        ------------            --------
                                                  ----------        ------------            --------


     The market value of the Company's common stock at the date the options were exercised was $11.88 - $18.75 for 1994.

     The market value of the Company's common stock at the date the options were exercised was $13.00 - $13.88 for 1993. There were no options exercised in 1992.

     At November 30, 1994, 1.3 million options were exercisable and 1.7 million (2.7 million and .4 million at November 30, 1993 and 1992) were available for grant under the plans.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8--DEFERRED COMPENSATION

     On May 21, 1992, the then Chairman of the Board of Directors of the Company resigned. During the course of his employment with the Company, the former Chairman had an employment contract which provided for consideration for consulting services and a noncompetition agreement to commence in 1995 or earlier in the event of permanent disability. The consideration was equivalent to one-half of the total qualifying compensation paid during full time employment from December 1, 1970 through November 30, 1990 and commencing December 1, 1975, the amount on which such qualifying consideration was based increased by 6.5% annually through November 30, 1990 and 8% annually thereafter. The amount due under the terms of the contract was payable in equal annual installments over the life of the former Chairman.

     At the time of the former Chairman's resignation, an acceleration of payments due him was agreed to by the Company. Based on a computation of the present value of the contractually due amount, a payment of $6.3 million was made in December 1992. Of this amount, $3.4 million was provided for in the financial statements of the Company through November 30, 1992. The remaining amount, $2.9 million, is being amortized as consideration (approximately $244,000 annually) for services rendered over the term of the consulting and non-competition agreements which extend to November 30, 2004.

     Effective November 30, 1989, a former Chairman of the Board of Directors terminated his employment with the Company and began receiving deferred compensation benefits in accordance with contract terms substantially the same as the contract described above. Approximately $162,000 of the annual payment of $323,000 is charged to expense as consideration for services rendered over the term of the consulting and noncompetition agreements which extend to November 30, 2000.

     Deferred compensation accrued for 1994, 1993 and 1992 was $326,000, $329,000 and $292,000, respectively.

NOTE 9--PROFIT SHARING PLAN

     The Company has a noncontributory, trusteed profit sharing plan which is qualified under Section 401 of the Internal Revenue Code. All regular nonunion employees in the United States (union employees are eligible if the collective bargaining agreement so specifies) with at least 1,000 hours of service per annum, over 21 years of age, and employed at year-end are eligible for participation in the plan after one year of employment. The Company's contribution to the plan for any fiscal year, as determined by the Board of Directors, is discretionary, but is limited to an amount which is deductible for federal income tax purposes. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no contributions made by the Company in 1994, 1993 and 1992. During 1993, a 401(k) segment was added to the plan which allows employees to defer a portion of their salary on a pre-tax basis. The Company may match a portion of the amount deferred. The Company's matching contribution is determined by the Board of Directors each year. During 1994, no matching contribution was made.

NOTE 10--BUSINESS SEGMENT INFORMATION

     The Company is engaged in two principal business segments. The Company provides psychiatric services for adults, adolescents, and children with acute psychiatric, emotional, substance abuse, and behavioral disorders in the United States (plus Puerto Rico) and the United Kingdom. The Company also offers long-term critical care services.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10--BUSINESS SEGMENT INFORMATION (CONTINUED)

     The following tables have been prepared in accordance with the requirements of FASB Statement No. 14. This information has been derived from the Company's accounting records.


                                                                   YEAR ENDED NOVEMBER 30
                                                         --------------------------------------
                                                           1994          1993            1992
                                                           ----          ----            ----
                                                                  (IN THOUSANDS)

    Net operating revenues:
       U.S. Psychiatric division                        $ 276,698      $ 283,539      $ 310,768
       U.K. Psychiatric division                           46,226         33,918         33,506
       Long-term critical care division                   101,031         18,121             --
                                                        ---------      ---------      ---------
                                                        $ 423,955      $ 335,578      $ 344,274

    Operating profit:
       U.S. Psychiatric division                        $  29,778      $  26,559      $  40,072
       U.K. Psychiatric division                           12,558          8,893          9,505
       Long-term critical care division                    (7,630)        (4,607)          (331)
                                                        ---------      ---------      ---------
                                                           34,706         30,845         49,246

    Other income and expense:
       Other income                                         3,785          2,301          3,433
       Depreciation and amortization                      (18,649)       (14,330)       (14,319)
       Interest expense                                    (3,545)        (2,420)        (1,607)
       Restructuring (charge) credit                          875        (54,950)            --
                                                        ---------      ---------      ---------
         Earnings (loss) before income taxes            $  17,172      $ (38,554)     $  36,753

    Identifiable Assets:
       U.S. Psychiatric division                        $ 401,777      $ 410,892      $ 499,110
       U.K. Psychiatric division                           68,640         50,550         39,684
       Long-term critical care division                   134,987         68,898          1,806
                                                        ---------      ---------      ---------
                                                        $ 605,404      $ 530,340      $ 540,600

    Depreciation Expense:
       U.S. Psychiatric division                        $   9,948      $  10,401      $  11,021
       U.K. Psychiatric division                            2,316          1,691          1,610
       Long-term critical care division                     3,611            478             --
                                                        ---------      ---------      ---------
                                                        $  15,875      $  12,570      $  12,631

    Capitalized Expenditures for property,
     building, and equipment:  (1)
       U.S. Psychiatric division                        $  11,194      $   9,104      $  10,914
       U.K. Psychiatric division                            6,209          5,018          7,254
       Long-term critical care division                    31,357         44,147          1,251
                                                        ---------      ---------      ---------
                                                        $  48,760      $  58,269      $  19,419

(1) Excludes assets acquired in business acquisitions of $4.8 million and $1 million in 1994 and 1993, respectively.


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

     The carrying amounts and fair values of the Company's financial instruments at November 30, 1994:


                                                     CARRYING        FAIR
                                                      AMOUNT         VALUE
                                                     --------        ------
                                                          (IN THOUSANDS)

     Cash and cash equivalents                       $37,263        $37,263
     Short-term investments                          $13,756        $13,756
     Short-term debt                                 $13,224        $13,224
     Long-term debt                                  $69,090        $69,090


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

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 13--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a tabulation of the unaudited quarterly data for the three years ended November 30, 1994:


                                                                 THREE MONTHS ENDED
                                                 --------------------------------------------------------
                                                 FEBRUARY 28         MAY 31      AUGUST 31    NOVEMBER 30
                                                 -----------         ------      ---------    -----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

1994
Total revenues                                      $ 92,525       $108,806       $105,660       $120,749
Net earnings                                             625          2,389          1,667          5,539
Earnings per common share                              *0.01           0.06           0.04           0.13
Per common share:
  Dividend declared                                       --            .01             --             --
  Stock prices:
    High                                                  19         18 3/4             15         15 5/8
    Low                                               12 1/4             13         11 5/8          9 1/4


1993
Total revenues                                      $ 84,689        $86,149        $80,009        $87,032
Net earnings (loss)                                  (37,935)         3,490          4,068          5,485
Earnings (loss) per common share                      **(.88)          0.08           0.09           0.13
Per common share:
  Dividends declared                                     .09             --             --             --
  Stock prices:
    High                                              11 3/4         13 3/4         12 3/4         14 7/8
    Low                                                8 7/8              9          9 3/4         10 1/8

1992
Total revenues                                       $84,451        $94,696        $81,662        $86,898
Net earnings                                           6,941         12,946          2,098          1,152
Earnings per common share                               0.15           0.29           0.05           0.03
Per common share:
  Dividends declared                                    0.09           0.09           0.09           0.09
  Stock prices:
    High                                              15 1/2         13 3/4         11 3/4         10 5/8
    Low                                               11 3/4         10 5/8          9 1/2          8 5/8

- -----------

* Earnings per share in the first quarter include $(.09) for a pre-tax charge of $6.3 million ($3.8 million after tax) in connection with the decision to close three psychiatric facilities. Also included in earnings per share for the first quarter is a restructuring credit $(.10) totalling $7.2 million ($4.3 million after tax) from the resolution of the previously restructured psychiatric assets.

** Earnings per share in the first quarter include $(.81) for a pre-tax charge of $55.0 million ($34.9 million net of tax) in connection with the restructuring of certain of its psychiatric hospitals.


                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES


        COLUMN A                            COLUMN B               COLUMN C                        COLUMN D          COLUMN E
      ------------                      --------------    --------------------------------       ------------    ----------------
                                                                   ADDITIONS
                                                          --------------------------------
                                                                                CHARGED
                                           BALANCE AT                           TO OTHER
                                          BEGINNING OF   CHARGED TO COSTS       ACCOUNTS--       DEDUCTIONS--     BALANCE AT END
       DESCRIPTION                           PERIOD        AND EXPENSES          DESCRIBE          DESCRIBE         OF PERIOD
     ---------------                    --------------   ----------------    --------------      -------------   ----------------

Allowance for doubtful accounts:

Year ended November 30, 1992            $ 23,304,000      $ 17,482,000       $ (19,165,000)            (1)       $ 21,365,000
                                                                                  (256,000)            (2)
Year ended November 30, 1993              21,365,000        21,266,000         (19,943,000)            (1)         22,658,000
                                                                                   (30,000)            (2)
Year ended November 30, 1994              22,658,000        26,966,000         (20,325,000)            (1)         29,381,000
                                                                                    82,000             (2)

- ---------------

(1)  Write-offs, net of recoveries.

(2)  Foreign currency translation adjustment.


                                 EXHIBIT INDEXES


EXHIBIT
  NO.                       DOCUMENT
- --------                    --------

   3      Articles of Incorporation and By-Laws:

               3.1  Restated Articles of Incorporation as
          adopted by vote of shareholders on May 20, 1993
          (filed as Appendix B to Registrant's Proxy
          Statement dated April 20, 1993, relating to the annual meeting of its shareholders on May 20, 1993 and incorporated in full herein by this reference).

               3.2 By-Laws as amended by vote of shareholders on May 23, 1991 (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-k for its fiscal year ended November 30, 1991 and incorporated in full herein by this reference) and as amended by vote of shareholders on May 20, 1993 (filed as Appendix A to Registrant's Proxy Statement dated April 20, 1993, relating to the annual meeting of its shareholders on May 20, 1993, and incorporated in full herein by this reference).

   10          Material Contracts

               10.1 Employment Contract Number Four between Registrant and Richard L. Conte, dated as of May 1, 1992 (filed as Exhibit 10.1 to Registrant's
          Annual Report on Form 10-K for its fiscal year ended November 30, 1993, and incorporated in full herein by reference).*

             10.2  Amendment Number One dated as of July 29,
          1994 to Employment Contract Number Four between
          Registrant and Richard L. Conte.*

             10.3  Supplemental Retirement Contract between
          Registrant and Richard L. Conte, dated as of September 1, 1988 (filed as Exhibit 10. to
          Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1988 and incorporated in full herein by this reference).*

               10.4 Restated and Amended Employment Contract between Registrant and Robert L. Green, dated
          June 1, 1988 (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1988, and incorporated in full herein by this reference).

             10.5  Amendment Number One dated as of August 1,
          1989, and Amendment Number Two dated as of December 1,
          1989 to Restated and Amended Employment Contract between Registrant and Robert L. Green.

             10.6  Employment Agreement between Registrant and
          David A. Wakefield dated as of July 31, 1992.*

             10.7 Employment Contract between Registrant and Kay E. Seim dated as of June 15, 1992 (filed as
          Exhibit 10.9 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1993 and incorporated in full herein by this reference).

EXHIBIT
  NO.                       DOCUMENT
- -------                     --------

   10           10.8  Termination Agreement between Registrant and
          Steven S. Weis dated as of December 30, 1994.

               10.9 Form of Indemnification Agreements between Registrant and its Directors and Executive Officers (filed as Exhibit C to Registrant's Proxy Statement, dated April 24, 1987, relating to the annual meeting of its shareholders on June 1, 1987, and incorporated in full herein by this reference).

               10.10 Registrant's 1989 Stock Incentive Plan.
          (filed as Exhibit A to Registrant's Proxy Statement, dated July 12, 1989, and incorporated in full herein by this reference).*

               10.10.1  Form of Stock Option Agreement (filed as
          Exhibit 10.6.1 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1990 and incorporated in full herein by this reference).*

               10.10.2 Form of Nonstatutory Stock Option Agreement with Director (filed as Exhibit 10.6.2 to Registrant's
          Report on Form 10-K for its fiscal year ended
          November 30, 1990 and incorporated in full herein by this reference).*

               10.11  Registrant's Combined Stock Option Plan for
          Key Employees and Amendment Numbers One, Two, Three,
          Four and Five thereto (filed as Exhibit 10.7 to
          Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

               10.11.1  Form of Stock Option Agreement--General
          Stock Option (filed as Exhibit 10.7.1 to Registrant's
          Report on Form 10-K for its fiscal year ended
          November 30, 1989 and incorporated in full herein by this reference).*

               10.11.2  Form of Stock Option Agreement--Incentive
          Stock Option (filed as Exhibit 10.7.2 to Registrant's
          Report on Form 10-K for its fiscal year ended
          November 30, 1989 and incorporated in full herein by this reference).*

               10.12  Credit Agreement among Registrant,
          Transitional Hospitals Corporation and Bank of America National Trust and Savings Association, dated as of September 20, 1993 (filed as Exhibit 10 to Registrant's Report on Form 10-Q for its fiscal quarter ended August 31, 1993 and incorporated in full herein by this reference).

               10.13 Credit Agreement, among Registrant, Priory Hospitals Group Limited and Bank of America National Trust and Savings Association dated as of December 23, 1993 (filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1993, and incorporated herein by this reference).

               10.14 Credit Agreement among Registrant, Transitional Hospitals Corporation and Bank of American National Trust Savings Association, dated as of May 6, 1994 (filed as
          Exhibit 10 to Registrant's Report on Form 10-Q for its fiscal year ended May 31, 1994, and incorporated herein by this reference).

EXHIBIT
  NO.                       DOCUMENT
- -------                     --------
   10              10.15  First Amendment to Credit Agreement among
          Registrant, Transitional Hospitals Corporation and Bank of America National Trust Savings Association, dated as of
          December 14, 1994.

                10.16 Letter of Intent dated February 15, 1995 extending due date under Credit Agreement referred to in Exhibit 10.15.

   11          Statement re computation of earnings per share.

   22          Subsidiaries of the Registrant.

   24          Consents of Experts.

*Required to be filed as an exhibit pursuant to item 14(c) of this Form.