Form 10-Q
period 1995-02-28
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1995-04-14
CIK 22764

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1995
                               -----------------------------------------------
                                 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    ---------------------

Commission file number  1-7008
                       -------------------------------------------------------

        ----------------------------------------------------------------------

                        COMMUNITY PSYCHIATRIC CENTERS
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                    94-1599386
- - ------------------------------            ----------------------------------
(State or other jurisdiction of              (I.R.S. Employer I.D. No.)
 incorporation or organization)

      6600 W. Charleston Boulevard, Suite 118, Las Vegas, Nevada  89102
 -----------------------------------------------------------------------------
   (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code       (702) 259-3600
                                                   ---------------------------
                                Not Applicable
- - --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 43,626,000 as of March 31,
1995.                                           ------------

Total number of pages:  13
Exhibit Index at page:  12

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                  Three Months Ended
                                                     February 28
                                                1995              1994
                                                    (000s omitted
                                                    -------------
                                                 except per share data)
                                                 ---------------------
REVENUES:

  Operating revenues, net                    $119,541          $ 92,166
  Investment income and other                     829               359
                                             --------          --------

                                              120,370            92,525

COSTS AND EXPENSES:

  Operating expense                            88,182            75,648
  General and administrative expense            8,688             7,521
  Bad debt expense                              7,684             4,285
  Depreciation and amortization                 5,013             4,176
  Interest, principally on long-term debt       1,080               728
  Restructuring (credit) - Note B                  --              (875)
                                             --------          --------

                                              110,647            91,483

INCOME BEFORE TAXES                             9,723             1,042

  Income taxes                                  3,793               417
                                             --------          --------

NET INCOME                                   $  5,930          $    625
                                             ========          ========

NET INCOME PER SHARE                         $   0.14          $   0.01
                                             ========          ========
WEIGHTED AVERAGE COMMON SHARES                 43,597            43,125
                                             ========          ========



See notes to condensed consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                             February 28         November 30
                                                 1995                1994
                                              (Unaudited)          (Audited)
                                             --------------------------------
ASSETS                                                 (OOOs omitted)
- - ------
CURRENT:
  Cash and cash equivalents                  $ 16,645            $ 37,263
  Short-term investments                       13,756              13,756
  Accounts receivable, less allowances            -
    for doubtful accounts
    1995 - $ 30,107 /1994 - $29,381           118,054             103,128
  Prepaid expenses and other current assets    19,986              18,305
  Assets held for sale - Note B                 7,774               7,774
  Deferred income taxes                         2,744               3,773
                                             --------            --------
TOTAL CURRENT ASSETS                          178,959             183,999

PROPERTY, BUILDINGS & EQUIPMENT-at
    cost less allowances for depreciation
    1995 - $ 97,457 /1994 - $92,937           382,615             376,765
REFUNDABLE AND DEFERRED TAXES                   2,823               2,823
OTHER ASSETS                                   26,491              25,207
EXCESS OF INVESTMENTS IN SUBSIDIARIES
  OVER NET ASSETS ACQUIRED                     16,738              16,610
                                             --------            --------
                                             $607,626            $605,404
                                             ========            ========
LIABILITIES & STOCKHOLDERS' EQUITY
- - ----------------------------------

CURRENT:
  Accounts payable and accrued expenses      $ 49,425            $ 55,632
  Income taxes payable                          5,211               5,845
  Payable to third parties under
    reimbursable contracts                      9,578               5,802
  Current maturities on long-term debt         31,548              13,224
                                             --------            --------
TOTAL CURRENT LIABILITIES                      95,762              80,503
LONG-TERM DEBT, EXCLUSIVE OF CURRENT
   MATURITIES                                  48,419              69,090
DEFERRED COMPENSATION                           1,810               1,816
DEFERRED INCOME TAXES                          13,981              13,956

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00,
    authorized 2,000 shares; none issued
  Common Stock, par value $1.00, authorized
    100,000 shares; issued 1995 - 46,856
    shares 1994 - 46,856 shares                46,856              46,856
  Additional paid-in capital                   62,234              61,357
  Less due from employees for exercise
    of stock options                              (35)                (35)
  Retained earnings                           375,059             369,131
  Foreign currency translation adjustment      (1,339)             (1,805)
  Less treasury stock-at cost 1995 -  3,235
    shares and 1994 - 3,265 shares            (35,121)            (35,465)
                                             --------            --------
                                              447,654             440,039
                                             --------            --------
                                             $607,626            $605,404
                                             ========            ========

NOTE: The balance sheet at November 30, 1994 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


        See notes to condensed consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Quarter Ended
                                                       February 28
                                                  1995  (Unaudited)  1994
                                                  -----------------------
                                                      (000s omitted)
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net earnings                                      $   5,930      $    625
  Items not resulting in cash flows:
    Depreciation and amortization                     5,013         4,285
    Provision for uncollectible accounts              7,684         4,174
    Restructuring (credit)                               --          (875)
    Other                                             2,021         1,359
  Changes in assets and liabilities:
    Accounts receivable                             (22,610)      (15,888)
    Payable to third parties under
      reimbursement contracts                         3,776        (3,147)
    Prepaid expenses and other current assets        (1,681)        3,390
    Accounts payable and accrued expense             (6,207)        4,261
    Accrued restructuring costs                          --        (6,230)
    Income taxes                                        420         2,561
                                                   --------      --------
  Net cash used for operations                       (5,654)       (5,485)

FINANCING:
  Proceeds from revolving credit facilities             851         9,164
  Net proceeds from exercise of stock options,
    payments on loans and related transactions          293         4,652
  Payments on long-term debt                         (4,167)         (500)
                                                   --------      --------
Net cash provided (used for) financing activities    (3,023)       13,316

INVESTING:
  Payments received on notes                             70         2,721
  Purchase of property, buildings and equipment      (9,879)      (12,607)
  Investment in pre-opening costs                    (1,183)       (2,992)
  Proceeds from sale of property, buildings
    and equipment                                        --         5,035
  Payment for business acquisitions:
    Property, buildings and equipment                  (728)       (2,517)
    Excess of purchase price over fair value of
     assets acquired                                   (221)         (932)
                                                   --------      --------
Net cash used for investing activities              (11,941)      (11,292)
                                                   --------      --------
Net decrease in cash and
  cash equivalents                                  (20,618)       (3,461)
Beginning cash and cash equivalents                  37,263        24,640
                                                   --------      --------
Ending cash and cash equivalents                    $16,645      $ 21,179
                                                    =======      ========


See notes to condensed consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 1995


NOTE A:   BASIS OF PRESENTATION

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended November 30, 1994.

NOTE B:   RESTRUCTURING CHARGE (CREDIT)

               Effective February 28, 1993, the Company recorded a pre-tax charge of $55.0 million ($35.0 million after tax) in connection with the decision to close seven of its psychiatric hospitals. The charge comprised $35.3 million to write down buildings and other fixed assets, $2.1 million to write off intangibles, $14.4 million for future operating losses of the seven hospitals and related corporate restructuring costs associated with terminating employees, and $3.2 million for additional accounts receivable allowances at the seven hospitals. Six of the restructured hospitals have ceased operations. The seventh hospital, which returned to operating status effective March 1, 1994, has been reconstituted under new management into a rapid stabilization facility. Of the six closed hospitals, two have been sold, three are being held for sale or lease, and one has been converted into a THC facility. The Company received cash proceeds of approximately $5.0 million in January and February 1994 from the sale of two of these hospitals.

               Effective February 28, 1994, the Company recorded a restructuring credit totalling $7.2 million ($4.3 million after tax) from the resolution of the previously restructured psychiatric assets. The restructuring credit resulted from the Company's success in controlling hospital closure costs and in divesting one of its restructured properties at a higher price than the 1993 writedown of the facility anticipated.

               Effective February 28, 1994, the Company recorded a restructuring charge of $6.3 million ($3.8 million after tax) in connection with the decision to close three additional psychiatric facilities. The charge comprised $2.2 million for future operating losses, $1.5 million for restructuring costs associated with terminating employees and $2.6 million for additional accounts receivable allowances and reserves for other assets at the three hospitals. Approximately 225 employees of the restructured hospitals were terminated. Amounts charged against the reserve, including termination benefits paid, approximated amounts originally accrued. Total revenue and net operating income or (loss) for the three closed hospitals totalled $2.8 million and ($1.1 million) for

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                FEBRUARY 28, 1995



          the first quarter of 1994, $20 million and $.6 million for fiscal year 1993, and $23.5 million and $2.3 million for fiscal year 1992. Of the three closed hospitals, one is being held for sale, one was converted into a THC facility after the restructuring, and one will be converted into a THC facility in fiscal year 1995.

               Remaining restructuring reserves relate primarily to estimated exposure on restructured assets held for sale.


NOTE C:        Certain amounts have been reclassified to conform with 1995 presentations.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

        COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations

THREE MONTHS ENDED FEBRUARY 28, 1995

     The following table represents selected unaudited pro forma income statement data for the quarter ended February 28, 1995 and 1994, adjusted as if the restructuring for the three hospitals restructured in fiscal year 1994 had occurred on November 30, 1993. The data presented below may not be indicative of the results that would have been obtained had the transaction described above actually occurred on the date assumed. In the opinion of management, this data includes all adjustments, consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the data set forth therein.


                                                       Quarter Ended
                                                        February 28
                                                   1995 (Unaudited) 1994
                                                   ----------------------
                                                       (000's omitted)

     Net operating revenues                        $119,541      $ 90,574
     Investment income and other                        829           359
                                                   --------      --------
                                                   $120,370        90,933
     Costs and expenses:
          Operating expense                          88,182        73,682
          General and administrative expense          8,688         7,596
          Bad debt expense                            7,684         3,711
          Depreciation and amortization               5,013         4,160
          Interest expense                            1,080           728
                                                   --------      --------
               Total costs and expenses             110,647        89,877

     Earnings before income taxes                     9,723         1,056
     Income taxes                                     3,793           422
                                                   --------      --------
     Net earnings                                  $  5,930      $    634
                                                   ========      ========


     The following discussion excludes the restructuring charge and the operating results for the three hospitals restructured in 1994.

     Net operating revenues for the quarter ended February 28, 1995 increased by approximately 32.0% to $119.5 million from $90.6 million for the first quarter of the prior year. This increase was due to a $26.8 million increase in THC revenue from $14.2 million in the first quarter of 1994 to $41.0 million in the first quarter of 1995. THC's same-store admissions and patient days increased 86.9% and 104.9%, respectively.

     Net operating revenues from the United States psychiatric hospitals decreased by 4.3% or approximately $2.9 million as a result of a 5.0% decrease in adjusted patient days. Although admissions increased 13.3% for the U.S. Psychiatric division, adjusted patient days declined due to the continuing decline in the average length of a patient's stay.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations (continued)

THREE MONTHS ENDED FEBRUARY 28, 1995 (continued)

     Net operating revenues from the Company's United Kingdom operations increased by 54.6% or approximately $5.1 million as a result of an increase in same-store patient days of 30.2% and a 12.7% increase in average net revenue per patient day.

     Operating expenses decreased as a percentage of net operating revenues to 73.8% in the quarter ended February 28, 1995 from 81.4% in the quarter ended February 28, 1994. General and administrative expenses decreased as a percentage of net operating revenues to 7.3% from 8.4%. A higher percentage of THC's total costs are now being reimbursed because an increased number of THC hospitals have received cost-based reimbursement under Medicare in the first quarter of 1995 compared to the first quarter of 1994. THC hospitals incur significant start up losses because they are not entitled to cost based reimbursement for Medicare patients until they qualify as long term care hospitals. Pending such qualifications, these start up hospitals are reimbursed under the Medicare Prospective Payment System which does not pay the full cost of treating Medicare patients. Of the 13 hospitals in operation during the first quarter of 1995, 12 were designated as long-term care hospitals and therefore received cost-based reimbursement under Medicare, where as in the year-earlier quarter, 11 facilities were in operation, only three of which had been open long enough to receive their long-term care hospital designation.

     In addition to the above, the Company implemented cost-containment programs in the fourth quarter of 1994 which included the reduction of personnel and other overhead.

     Bad debt expense increased from 4.1% of net operating revenues in the first quarter of 1994 compared to 6.4% in the first quarter of 1995. Approximately $1.6 million of this increase resulted from a slow down in the billing and collection functions for 11 U.S. Psychiatric hospitals as the Company is in the process of centralizing those functions in a central billing office in Las Vegas, Nevada.

     Approximately $.7 million of the increase in bad debt expense over the prior year first quarter was due to continued interruptions in Medicare reimbursement to the Company and other partial hospitalization providers in California. A concerted effort is being made to collect the unpaid amounts, but it is not certain when this situation will be resolved. The Company anticipates future increases in bad debt expense due to decreased annual and lifetime psychiatric maximum payment limits for individual patients and increased deductibles and co-insurance.



     Following is a summary of net income by business segment for the quarter ended February 28, 1995:

                                              (000s)
                                             -------
          U.S. Psychiatric division          $ 2,522
          U.K. Psychiatric division            2,206
          Long-term critical care division     1,202
                                             -------
               Net income                    $ 5,930
                                             =======

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (continued)

     For the reasons described above, earnings before depreciation, amortization, interest, other income and income taxes for the quarter ended February 28, 1995 increased from $5.6 million in the first quarter of 1994 to $15.0 million in the first quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES AT FEBRUARY 28, 1995

     Cash flows used for operations were $5.7 million for the quarter-ended February 28, 1995 as compared to $5.5 million for the comparable period of 1994. The $5.3 million increase in net income for the period was offset by increases in working capital accounts. Net accounts receivable balances increased $14.9 million during the quarter-ended February 28, 1995 as compared to $11.7 million during the comparable period of 1994. Approximately half of the increase in accounts receivable at February 28, 1995 was due to increases in accounts receivable for the U.S. Psychiatric Division and the remaining increase related to THC accounts receivable. Both divisions are undergoing significant conversions to new computer systems, including several conversions of the hospitals' revenue and accounts receivable applications for both divisions in the fourth quarter of 1994 and the first quarter of 1995. Also, in the fourth quarter of 1994 and the first quarter of 1995, the U.S. Psychiatric Division centralized the billing and collection functions for 11 of its hospitals in a central billing office located in Las Vegas, Nevada. The above described activity has led to a slow down in the billing and collection functions which has resulted in higher accounts receivable balances. Management believes that the centralization of the billing and collection functions will ultimately result in lower accounts receivable levels and improved cash flow. In addition, accounts receivable have increased at THC because of increased revenue.

     Purchases of fixed assets totalled $9.9 million in the first quarter of 1995. The Company presently expects to expend up to $29 million in fiscal 1995 for the conversion and renovation of its THC facilities and expansion into new markets. In addition to these capital expenditures, the Company expects to expend up to $5 million in fiscal 1995 to fund both the working capital (principally accounts receivable) and start-up operating losses principally for THC facilities opening in late 1994 and 1995. The Company also expects to spend approximately $14.0 million on capital expenditures for renovation of its psychiatric facilities and acquisitions in the United Kingdom.

     In January 1995, the Board of Directors authorized the expenditure of $9.5 million to build a new Corporate office which will be situated on the campus of the THC Las Vegas Hospital in Las Vegas, Nevada. A portion of this building will be utilized by the hospital to expand patient care space. The Company expects to expend $8.2 million on the construction of the building in fiscal year 1995.

     The Company has a $25.0 million revolving credit facility with Bank of America National Trust and Savings Association ("BofA"), all of which has been borrowed as of February 28, 1995. The Company may borrow, repay and reborrow up to $25 million through November 30, 1995 (the revolving loan period), at which time any amount outstanding is converted into a term loan payable in equal quarterly installments through November 30, 1998. The Company's subsidiary in the United Kingdom has a credit facility whereby the Company is allowed to borrow up to $15 million. At February 28, 1995, approximately $8.7 million was outstanding under this facility. On May 6, 1994, the Company entered into an additional revolving credit facility with Bank of America for $50 million. As of February 28, 1995, $20 million was outstanding under this facility. Any amount outstanding under this facility

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES AT FEBRUARY 28, 1995 (continued)

is due and payable on February 28, 1996. Unused revolving credit facilities of approximately $36 million remain available to the Company at February 28, 1995. The Company believes that its current cash and cash equivalent balances, its operating cash flow, and the amounts available under its revolving credit facilities will be sufficient to fund the Company's operations and capital expenditures through the end of fiscal 1995. The Company will be evaluating proposals for additional funding as needed to support further expansion of THC and to repay outstanding borrowings under the $50 million credit facility.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                                FEBRUARY 28, 1995


PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     See Part I, Item 3 of the Company's Report on Form 10-K for the fiscal year ended November 30, 1995.

     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

     A)   The following exhibits are included herein:

          Exhibit 11:  Computation of Earnings per Share

          The registrant was not required to file a Form 8-K during the three months ended February 28, 1995.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                COMMUNITY PSYCHIATRIC CENTERS
                                        (Registrant)



Dated:  April 13, 1995          /s/ WENDY SIMPSON
                                ------------------------------
                                Wendy Simpson
                                Chief Financial Officer

                                  EXHIBIT INDEX




Exhibit                                                          Page No.
- - -------                                                          --------



  11      Computation of Earnings Per Share                          13