Form 10-Q
period 1995-05-31
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1995-07-14
CIK 22764

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1995
                               ------------------------------------------

                                 OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              ------------------------  ----------------------

Commission file number  1-7008
                       --------------------------------------------------


     ----------------------------------------------------------------------

                        COMMUNITY PSYCHIATRIC CENTERS
               --------------------------------------------------
             (Exact name of registrant as specified in its charter)

            NEVADA                                94-1599386
- - ------------------------------          ---------------------------------
(State or other jurisdiction of           (I.R.S. Employer I.D. No.)
 incorporation or organization)


        6600 W. Charleston Boulevard, Suite 118, Las Vegas, Nevada  89102
     ----------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (702) 259-3600
                                                   ----------------------


                          Not Applicable
- - -------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.


                               Yes  X     No
                                   ----      ----


Indicate the number of shares outstanding of each of the issuer's classes of
Common Stock, as of the latest practicable date:  43,656,000   as of June 30,
1995.

Total number of pages:  15
Exhibit Index at page:  14

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS


                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                    Six Months ended        Three Months Ended
                                          May 31                  May 31
                                   1995          1994        1995          1994
                                   --------------------------------------------
                                       (000s omitted except per share data)
REVENUES:
Net operating revenues             $255,479  $200,590     $135,938     $108,424
Investment and other income           1,552       741          723          382
                                    -------   -------      -------      -------
                                    257,031   201,331      136,661      108,806

COSTS AND EXPENSES:


Operating expense                   187,118   161,217       98,936       85,569
General and administrative
expense                              18,586    15,828        9,898        8,307
Bad debt expense                     16,216     9,425        8,532        5,249
Depreciation and
amortization                         11,058     8,911        6,045        4,626
Interest expense                      2,023     1,800          943        1,072
Restructuring credit -
Note B                               (2,490)     (875)      (2,490)          --
                                    -------   -------      -------      -------
                                    232,511   196,306      121,864      104,823

INCOME BEFORE TAXES                  24,520     5,025       14,797        3,893

Income taxes                          9,412     2,011        5,619        1,594
                                    -------   -------      -------      -------
NET INCOME                         $ 15,108  $  3,014     $  9,178     $  2,389
                                    -------   -------      -------      -------
                                    -------   -------      -------      -------

NET INCOME PER SHARE               $    .35  $    .07     $    .21     $    .06
                                    -------   -------      -------      -------
                                    -------   -------      -------      -------
WEIGHTED AVERAGE COMMON
SHARES                               43,614    43,247       43,632       43,367
                                    -------   -------      -------      -------
                                    -------   -------      -------      -------

DIVIDENDS PER COMMON SHARE              .01       .01          .01          .01
                                    -------   -------      -------      -------
                                    -------   -------      -------      -------

See notes to condensed consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    May 31        November 30
                                                     1995             1994
                                                  (Unaudited)      (Audited)
                                                  ---------------------------
ASSETS                                                   (OOOs omitted)
CURRENT:
  Cash and cash equivalents                       $ 21,199       $ 37,263
  Short-term investments                             9,127         13,756
  Accounts receivable, less allowances
    for doubtful accounts
    1995 - $ 31,861 /1994 - $29,381                124,655        103,128
  Prepaid expenses and other current assets         19,189         18,305
  Assets held for sale                               1,921          2,374
  Deferred income taxes                              2,861          3,773
                                                   -------        -------
TOTAL CURRENT ASSETS                               178,952        178,599


PROPERTY, BUILDINGS & EQUIPMENT-at
    cost less allowances for depreciation
    1995 - $102,148 /1994 - $92,937                390,539        376,765
REFUNDABLE AND DEFERRED TAXES                        2,089          2,823
OTHER ASSETS                                        26,095         25,207
EXCESS OF INVESTMENTS IN SUBSIDIARIES
  OVER NET ASSETS ACQUIRED                          16,583         16,610
                                                   -------        -------
                                                  $614,258       $600,004
                                                   -------        -------
                                                   -------        -------
LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT:
  Accounts payable and accrued expenses           $ 47,490       $ 50,232
  Income taxes payable                               5,899          5,845
  Payable to third parties under
    reimbursable contracts                           4,148          5,802
  Current maturities on long-term debt              40,532         13,224
                                                   -------        -------
TOTAL CURRENT LIABILITIES                           98,069         75,103
LONG-TERM DEBT, EXCLUSIVE OF CURRENT
   MATURITIES                                       42,505         69,090
DEFERRED COMPENSATION                                1,804          1,816
DEFERRED INCOME TAXES                               14,970         13,956


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00,
    authorized 2,000 shares; none issued
  Common Stock, par value $1.00, authorized
    100,000 shares; issued 1995 - 46,856
    shares 1994 - 46,856 shares                     46,856         46,856
  Additional paid-in capital                        62,173         61,357
  Less due from employees for exercise
    of stock options                                   (35)           (35)
  Retained earnings                                383,803        369,131
  Foreign currency translation adjustment           (1,124)        (1,805)
  Less treasury stock-at cost 1995 - 3,206
    shares and 1994 - 3,265 shares                 (34,763)       (35,465)
                                                   -------        -------
                                                   456,910        440,039
                                                   -------        -------
                                                  $614,258       $600,004
                                                   -------        -------
                                                   -------        -------

NOTE: The balance sheet at November 30, 1994 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Months Ended
                                                                  May 31
                                                          1995 (Unaudited) 1994
                                                          ---------------------
                                                              (000s omitted)
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net income                                                 $  15,108  $  3,014
  Items not resulting in cash flows:
    Depreciation and amortization                             11,058     8,911
    Provision for uncollectible accounts                      16,216     9,425
    Restructuring credit                                      (2,490)     (875)
    Other                                                      2,273    (1,727)
  Changes in assets and liabilities:
    Short-term investments                                     4,629        --
    Accounts receivable                                      (37,743)  (31,726)
    Payable to third parties under
      reimbursement contracts                                 (1,654)   (6,184)
    Prepaid expenses and other current assets                   (884)    3,304
    Accounts payable and accrued expense                      (2,742)    6,945
    Accrued restructuring costs                                   --    (5,011)
    Income taxes                                               2,714      (151)
                                                             -------   -------
  Net cash provided from (used for) operations                 6,485   (14,075)

FINANCING:
  Proceeds from revolving credit facilities                   15,851    19,311
  Dividends paid                                                (436)     (435)
  Net proceeds from exercise of stock options                    590     4,935
  Payments on long-term debt                                 (16,090)     (883)
                                                             -------   -------
Net cash provided from (used for)
 financing activities                                            (85)   22,928

INVESTING:
  Payments received on notes                                     370     2,851
  Loans made to officers                                        (300)       --
  Purchase of property, buildings and equipment              (18,384)  (21,376)
  Investment in pre-opening costs                             (1,654)   (2,653)
  Proceeds from sale of property, buildings
    and equipment                                              4,256     5,035
  Payment for business acquisitions:
    Property, buildings and equipment                         (6,531)   (2,517)
    Excess of purchase price over fair value of
     assets acquired                                            (221)     (549)
                                                             -------   -------
Net cash used for investing activities                       (22,464)  (19,209)
                                                             -------   -------
Net decrease in cash and
  cash equivalents                                           (16,064)  (10,356)
Beginning cash and cash equivalents                           37,263    24,640
                                                             -------   -------

Ending cash and cash equivalents                            $ 21,199  $ 14,284
                                                             -------   -------
                                                             -------   -------



See notes to condensed consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 1995


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


NOTE B:   RESTRUCTURING CHARGE (CREDIT)

               Effective February 28, 1993, the Company recorded a pre-tax charge of $55.0 million ($35.0 million after tax) in connection with the decision to close seven of its psychiatric hospitals. The charge comprised $35.3 million to write down buildings and other fixed assets, $2.1 million to write off intangibles, $14.4 million for future operating losses of the seven hospitals and related corporate restructuring costs associated with terminating employees, and $3.2 million for additional accounts receivable allowances at the seven hospitals. Six of the restructured hospitals have ceased operations. The seventh hospital, which returned to operating status effective March 1, 1994, has been reconstituted under new management into a rapid stabilization facility. Of the six closed hospitals, five have been sold and one has been converted into a long-term critical care hospital operated by the Company's wholly owned subsidiary, Transitional Hospitals Corporation (THC). The Company received cash proceeds of approximately $5.0 million and $5.3 million, respectively, in the first quarter of 1994 and the second and third quarters of 1995 from the sale of the five hospitals. The Company continues to hold property for sale with a remaining book value of $.3 million that was included as part of the restructuring in 1993.

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

               Effective February 28, 1994, the Company recorded a restructuring charge of $6.3 million ($3.8 million after tax) in connection with the decision to close three additional psychiatric facilities. The charge comprised $2.2 million for future operating losses, $1.5 million for restructuring costs associated with terminating employees and $2.6 million for additional accounts receivable allowances and reserves for other assets at the three hospitals. Approximately 225 employees of the restructured hospitals were terminated. Amounts charged against the reserve for estimated operating losses and termination benefits paid approximated amounts originally accrued. Total revenue and net operating income or (loss) for the three closed hospitals totalled

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  MAY 31, 1995



          $2.8 million and ($1.1 million)for the first quarter of 1994, $20 million and $.6 million for fiscal year 1993, and $23.5 million and $2.3 million for fiscal year 1992. Of the three closed hospitals, one is being held for sale, one was converted into a THC facility after the restructuring, and one will be converted into a THC facility in fiscal year 1995.

               Effective May 31, 1995, the Company recorded a restructuring credit totalling $2.5 million ($1.5 million after tax) from the resolution of previously restructured psychiatric assets. The restructuring credit resulted from divesting two restructured properties at higher prices than the 1993 writedown of the facilities anticipated and the Company's success in collecting accounts receivable balances that were reserved for as part of the February 28, 1994 restructuring charge.


NOTE C:        In March 1995 the FASB ("Financial Accounting Standards Board")
          issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", that becomes effective for fiscal years beginning after December 15, 1995. The statement establishes more consistent accounting standards for measuring the recoverability of long-lived assets. The Company is in the process of evaluating the new standard. Although the potential impact on the Company of adopting the new standard cannot be fully assessed at this time, the adoption of this statement could result in a charge to operating income. The Company must adopt the new statement no later than the quarter ended February 28, 1997.



NOTE D:        Certain amounts have been reclassified in the 1994 Financial
          Statements to conform with 1995 presentations.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

SIX MONTHS ENDED MAY 31, 1995


     The following table represents selected unaudited pro forma income statement data for the six months ended May 31, 1995 and 1994, adjusted as if the restructuring for the three hospitals restructured in the first quarter of fiscal year 1994 had occurred on November 30, 1993. The table also excludes the restructuring credits described in footnote B to the Financial Statements. The data presented below may not be indicative of the results that would have been obtained had the transaction described above actually occurred on the date assumed. In the opinion of management, this data includes all adjustments, consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the data set forth therein.

                                                      Six Months Ended
                                                           May 31
                                                   1995 (Unaudited) 1994
                                                   ----------------------
                                                      (000s omitted)
     Net operating revenues                       $255,479       $198,998
     Investment and other income                     1,552            741
                                                   -------        -------
                                                   257,031        199,739
     Costs and expenses:
          Operating expense                        187,118        159,251
          General and administrative expense        18,586         15,903
          Bad debt expense                          16,216          8,960
          Depreciation and amortization             11,058          8,786
          Interest expense                           2,023          1,800
                                                   -------        -------
               Total costs and expenses            235,001        194,700

     Earnings before income taxes                   22,030          5,039
     Income taxes                                    8,416          2,016
                                                   -------        -------
     Net earnings                                 $ 13,614       $  3,023
                                                   -------        -------
                                                   -------        -------

     The following discussion excludes the restructuring charge and the operating results for the three hospitals restructured in the first quarter of 1994 and the restructuring credits recorded in both years.

     Net operating revenues for the six months ended May 31, 1995 increased by approximately 28.4% to $255.5 million from $199.0 million for the first six months of the prior year. The greatest part of this increase was a $53.1 million increase in THC revenue from $36.9 million in the first six months of 1994 to $90.0 million in the first six months of 1995. THC's same-store admissions and patient days increased 78.3% and 103.3%, respectively.

     Net operating revenues from the United States psychiatric hospitals decreased by 4.4% or approximately $6.2 million as a result of an 8.3% decrease in adjusted patient days offset by a 4.4% increase in net revenue per patient day. Although admissions increased 7.6% for the U.S. Psychiatric division, adjusted patient days declined due to the continuing decline in the average length of a patient's stay. Net revenues for the U.S. Psychiatric division are subject to material seasonal variations in the third quarter of each year as patient volume is significantly lower in the summer months.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations (continued)

SIX MONTHS ENDED MAY 31, 1995 (continued)


     Net operating revenues from the Company's United Kingdom operations increased by 45.5% or approximately $9.6 million as a result of an increase in same-store patient days of 24.7% and a 9.9% increase in average net revenue per patient day. The remaining portion of the increase in net revenue relates to additional patient days generated by two new facilities that started operations subsequent to the second quarter of 1994.

     Operating expenses decreased as a percentage of net operating revenues to 73.2% in the six months ended May 31, 1995 from 80.0% in the six months ended May 31, 1994. General and administrative expenses decreased as a percentage of net operating revenues to 7.3% from 8.0%. A higher percentage of THC's total costs are now being reimbursed because an increased number of THC hospitals have received certification for cost-based reimbursement under Medicare during the first six months of 1995 compared to the first six months of 1994. THC hospitals incur significant start up losses because they are not entitled to cost based reimbursement for Medicare patients until they are certified as long-term care hospitals. Pending such certification, these start up hospitals are reimbursed under the Medicare Prospective Payment System which does not pay the full cost of treating Medicare patients with the severity of illness treated at THC facilities. Of the 14 hospitals in operation during the first six months of 1995, 12 were certified as long-term care hospitals and therefore received cost-based reimbursement under Medicare, whereas at the same time in 1994, 12 facilities were in operation and only three had been open long enough to receive their long-term care hospital certification.

     In addition, the Company implemented cost-containment programs in the fourth quarter of 1994 which included consolidation of several corporate administrative functions for the U.S. Psychiatric Division and THC and the reduction of personnel and other overhead.

     Bad debt expense increased from 4.5% of net operating revenues in the first six months of 1994 to 6.3% in the first six months of 1995. Approximately $3.5 million of this increase resulted from a slowdown in the billing and collection functions for 11 U.S. Psychiatric hospitals as the Company centralized those functions in a central billing office in Las Vegas, Nevada in late 1994 (three hospitals) and the first quarter of 1995 (eight hospitals). Contributing to the slowdown in collections was the conversion of several state Medicaid payors to managed care initiatives at the beginning of 1995. The Company anticipates future increases in bad debt expense due to decreased annual and lifetime psychiatric maximum payment limits for individual patients and increased deductibles and co-insurance.

     Investment and other income increased primarily due to the addition of $.4 million of income in the current year from a residential treatment center joint venture that had not started operations in the comparable prior year period.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (continued)

SIX MONTHS ENDED MAY 31, 1995 (continued)


     Following is a summary of net income by business segment, excluding the restructuring credit, for the six months ended May 31, 1995:

                                                    (000s)
                                                   -------
          U.S. Psychiatric division               $  6,080
          U.K. Psychiatric division                  5,179
          Long-term critical care division           2,355
                                                   -------

               Net income                         $ 13,614
                                                   -------
                                                   -------


     For the reasons described above, earnings before depreciation, amortization, interest, other income and income taxes for the six months ended May 31, 1995 increased from $14.9 million in the first six months of 1994 to $33.6 million in the first six months of 1995.


THREE MONTHS ENDED MAY 31, 1995

     Net operating revenues for the quarter ended May 31, 1995 increased by approximately 25.4% to $135.9 million from $108.4 million for the second quarter of the prior year. The greatest part of this increase was due to a $26.4 million increase in THC revenue from $22.7 million in the second quarter of 1994 to $49.1 million in the second quarter of 1995. THC's same-store admissions and patient days increased 70.4% and 101.9%, respectively.

     Net operating revenues from the United States psychiatric hospitals decreased by 4.4% or approximately $3.3 million as a result of a 11.3% decrease in adjusted patient days offset by a 7.7% increase in net revenue per patient day. Although admissions increased 1.6% for the U.S. Psychiatric division, adjusted patient days declined due to the continuing decline in the average length of a patient's stay. Net revenue per patient day increased as the Company had more favorable cost report settlements in excess of recorded amounts in the current year quarter than it did in the comparable prior year quarter.

     Net operating revenues from the Company's United Kingdom operations increased by 38.1% or approximately $4.4 million as a result of an increase in same-store patient days of 19.9% and a 7.9% increase in average net revenue per patient day. The remaining portion of the increase in net revenue relates to additional patient days generated by two new facilities that started operations subsequent to the second quarter of 1994.

     Operating expenses decreased as a percentage of net operating revenues to 72.8% in the quarter ended May 31, 1995 from 78.9% in the quarter ended May 31, 1994. General and administrative expenses decreased as a percentage of net operating revenues to 7.3% from 7.7%. A higher percentage of THC's total costs are now being reimbursed because an increased number of THC hospitals have received certification for cost-based reimbursement under Medicare during the second quarter of 1995 compared to the second quarter of 1994. THC hospitals incur significant start up losses because they are not entitled to cost based reimbursement for Medicare patients until they are certified as long-term care hospitals. Pending such certification, these start up hospitals are reimbursed under the Medicare Prospective Payment System which does not pay the full cost of treating Medicare patients with the severity of illness treated at THC

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (continued)

THREE MONTHS ENDED MAY 31, 1995 (continued)

facilities. Of the 14 hospitals in operation during the second quarter of 1995, 12 were certified as long-term care hospitals and therefore received cost-based reimbursement under Medicare, where as in the year-earlier quarter, 12 facilities were in operation and only three had been open long enough to receive their long-term care hospital certification.

     Bad debt expense increased from 4.8% of net operating revenues in the second quarter of 1994 to 6.3% in the second quarter of 1995. A portion of the increase relates to the fact that collections have slowed from certain state Medicaid programs that have converted to managed care initiatives in early 1995. In addition, the Company moved eight psychiatric hospitals to a central billing office in the first quarter of 1995 which also contributed to the slowdown in billings and collections.

     The decrease in the effective tax rate from 40.1% to 38.0% is primarily due to a reduction in the net operating loss valuation reserve for THC operating loss carryforwards that have been realized in the current year and those that are expected to be realized in future years.

     Following is a summary of net income by business segment, excluding the restructuring credit, for the three months ended May 31, 1995:

                                                   (000s)
                                                  -------
          U.S. Psychiatric division               $ 3,557
          U.K. Psychiatric division                 2,973
          Long-term critical care division          1,154
                                                   ------
               Net income                         $ 7,684
                                                   ------
                                                   ------


     For the reasons described above, earnings before depreciation, amortization, interest, other income and income taxes for the quarter ended May 31, 1995 increased from $9.3 million in the second quarter of 1994 to $18.6 million in the second quarter of 1995.


LIQUIDITY AND CAPITAL RESOURCES AT MAY 31, 1995

     Cash flows provided from operations were $6.5 million for the six months ended May 31, 1995 as compared to cash flows used for operations of $14.1 million for the comparable period of 1994. Net accounts receivable balances increased $21.5 million during the six months ended May 31, 1995 as compared to $22.3 million during the comparable period of 1994. The main reason for the increase in accounts receivable since November of 1994 is that quarterly net revenue for THC has increased $13.1 million to $49.1 million for the second quarter of 1995 compared to $36.0 million for the fourth quarter of 1994. Due to the increase in net revenue, THC accounts receivable increased $12.9 million since November 30, 1994.

Accounts receivable for the U.S. Psychiatric Division increased $5.7 million since November 30, 1994. During the fourth quarter of 1994 and the first quarter of 1995, the Company centralized the billing and collection functions for 11 of its psychiatric hospitals in a central billing office located in Las Vegas, Nevada. The functions for eight of these hospitals were centralized in the first quarter of 1995. For two of these hospitals, the full conversion was not complete until May of 1995 contributing to a slowdown in the billing and collection functions and increased accounts receivable balances over the past two

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES AT MAY 31, 1995 (continued)


quarters. In addition, conversions to managed care initiatives by certain state Medicaid programs in early 1995 have slowed the collection process and contributed to the higher accounts receivable balances for hospitals in those states. On a consolidated basis, days revenue in accounts receivable decreased to 84 days at May 31, 1995 compared to 87 days at May 31, 1994.

     Proceeds from revolving credit facilities were used to pay off $15 million of 8 1/2 subordinated guaranteed debentures that were due on March 1, 1995. A $.01 dividend ($.4 million) was paid to shareholders in redemption of all preferred share rights outstanding under the Shareholder Rights Agreement dated as of February 1, 1989.

     Proceeds totalling $4.3 million were received from the sale of two hospitals that were restructured in 1993. Purchases of fixed assets totalled $18.4 million in the first six months of 1995. The Company also acquired for $5.8 million, the land, building, and fixed assets for a THC facility that has been managed by THC since May of 1994. The Company presently expects to expend up to $12 million over the remaining six months of 1995 for the conversion and renovation of its THC facilities and expansion into new markets. The Company also expects to spend approximately $7 million over the remainder of 1995 on capital expenditures for renovation of its psychiatric facilities and acquisitions in the United Kingdom.


     In January 1995, the Board of Directors authorized the expenditure to build a new Corporate office which will be situated on the campus of the THC Las Vegas Hospital in Las Vegas, Nevada. A portion of this building will be utilized by the hospital to expand patient care space. The Company expects to expend $10.2 million on the construction of the building of which $7.7 million is expected to be expended in fiscal year 1995.

     The Company has a $25.0 million revolving credit facility with Bank of America National Trust and Savings Association ("BofA"), all of which has been borrowed as of May 31, 1995. The Company may borrow, repay and reborrow up to $25 million through November 30, 1995 (the revolving loan period), at which time any amount outstanding is converted into a term loan payable in equal quarterly installments through November 30, 1998. The Company's subsidiary in the United Kingdom has a credit facility whereby the Company is allowed to borrow up to $15 million. At May 31, 1995, approximately $7.9 million was outstanding under this facility. On May 6, 1994, the Company entered into an additional revolving credit facility with Bank of America for $50 million. As of May 31, 1995, $35 million was outstanding under this facility. Any amount outstanding under this facility is due and payable on February 28, 1996. Unused revolving credit facilities of approximately $22 million remain available to the Company at May 31, 1995. The Company believes that its current cash and cash equivalent balances, its operating cash flow, and the amounts available under its revolving credit facilities will be sufficient to fund the Company's operations and capital expenditures through the end of fiscal 1995. The Company will be evaluating proposals for additional funding as needed to support further expansion of THC and to repay outstanding borrowings under the existing credit facilities.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                                  MAY 31, 1995


PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

     See Part I, Item 3 of the Company's Report on Form 10-K for the fiscal year ended November 30, 1995.

     ITEM 2.   CHANGE IN SECURITIES

     At the May 14, 1994 annual meeting of CPC shareholders, shareholders voted in favor of terminating the Company's Shareholder Rights Agreement dated as of February 1, 1989. In March of 1995, the Board of Directors voted to terminate the Shareholder Rights Agreement and ordered the redemption of all of the preferred share rights outstanding under that Agreement at a redemption price of $.01 per right. The termination was effective March 31, 1995 and redemption payments were made to shareholders of record as of that date.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following table describes the matter voted upon at the annual meeting of stockholders held May 18, 1995 and shows the number of votes cast for, against or withheld. There were no abstentions or broker nonvotes as to such matter.


                                                                  Against/
                                                  For             Withheld
                                              -----------         --------
     1. Election of two
        directors to serve
        until the annual
        meeting in 1998 and
        until their successors
        are duly elected and
        qualified:

        a. Hartly Fleischmann                 38,460,094          505,324
        b. Jack H. Lindheimer, M.D.           38,460,610          504,808


     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

     A)   The following exhibits are included herein:

          Exhibit 11:  Computation of Earnings per Share

          The registrant was not required to file a Form 8-K during the six months ended May 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COMMUNITY PSYCHIATRIC CENTERS
                                            (Registrant)



Dated:  July 14, 1995              /s/ WENDY SIMPSON
                                   ------------------------------
                                   Wendy Simpson
                                   Chief Financial Officer

                                  EXHIBIT INDEX








EXHIBIT                                                    PAGE NO.
- - -------                                                    --------

  11      Computation of Earnings Per Share                  15

  27      Financial Data Schedule                            16