Form 10-Q
period 1995-08-31
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1995-10-16
CIK 22764

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended AUGUST 31, 1995
                               -------------------------------------------
                                 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    ----------------
Commission file number  1-7008
                       --------------------------------------------------

       ------------------------------------------------------------------


                        COMMUNITY PSYCHIATRIC CENTERS
               --------------------------------------------------
              (Exact name of registrant as specified in its charter)

            NEVADA                                94-1599386
------------------------------          ---------------------------------
(State or other jurisdiction of           (I.R.S. Employer I.D. No.)
 incorporation or organization)

    6600 W. CHARLESTON BOULEVARD, SUITE 118, LAS VEGAS, NEVADA  89102
-------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code    (702) 259-3600
                                                   ----------------------

                          NOT APPLICABLE
-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of
Common Stock, as of the latest practicable date:  43,340,000   as of September
30, 1995.

Total number of pages:  17
Exhibit Index at page:  15

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                   Nine Months ended           Three Months Ended
                                                       August 31                   August 31
                                               1995               1994       1995               1994
                                               -----------------------------------------------------
                                                          (000s omitted except per share data)
REVENUES:
Net operating revenues                         $383,550       $305,591       $128,071       $105,001
Investment and other income                       2,044          1,400            492            659
                                                -------        -------        -------        -------
                                                385,594        306,991        128,563        105,660

COSTS AND EXPENSES:

Operating expense                               285,047        241,111         97,929         79,894
General and administrative
expense                                          28,101         24,583          9,515          8,755
Bad debt expense                                 23,109         18,019          6,893          8,594
Depreciation and
amortization                                     17,380         13,937          6,322          5,026
Interest expense                                  3,427          2,364          1,404            564
Settlement costs                                 45,000             --         45,000             --
Restructuring credit -
Note B                                           (2,490)          (875)            --             --
                                                -------        -------        -------        -------
                                                399,574        299,139        167,063        102,833

INCOME (LOSS) BEFORE TAXES                      (13,980)         7,852        (38,500)         2,827

Income taxes (credit)                            (4,756)         3,171        (14,168)         1,160
                                                -------        -------        -------        -------
NET INCOME (LOSS)                              $ (9,224)      $  4,681       $(24,332)      $  1,667
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------


NET INCOME (LOSS) PER SHARE                    $   (.21)      $    .11       $   (.56)      $    .04
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------
WEIGHTED AVERAGE COMMON
SHARES                                           43,630         43,378         43,660         43,390
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------


DIVIDENDS PER COMMON SHARE                          .01            .01            .00            .00
                                                -------        -------        -------        -------
                                                -------        -------        -------        -------

See notes to condensed consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       August 31       November 30
                                                          1995            1994
                                                       (Unaudited)      (Audited)
                                                       ---------------------------
ASSETS                                                        (OOOs omitted)
------
CURRENT:
  Cash and cash equivalents                              $ 33,714       $ 37,263
  Short-term investments                                    5,000         13,756
  Accounts receivable, less allowances
    for doubtful accounts
    1995 - $ 30,542 /1994 - $29,381                       117,873        103,128
  Receivable from third parties under
    reimbursable contracts                                  1,953             --
  Prepaid expenses and other current assets                18,960         18,305
  Assets held for sale                                      1,849          2,374
  Deferred income taxes                                     3,775          3,773
  Refundable income taxes                                  16,203             --
                                                          -------        -------
TOTAL CURRENT ASSETS                                      199,327        178,599

PROPERTY, BUILDINGS & EQUIPMENT-at
    cost less allowances for depreciation
    1995 - $106,207 /1994 - $92,937                       395,295        376,765
DEFERRED TAXES                                              1,125          2,823
OTHER ASSETS                                               26,627         25,207
EXCESS OF INVESTMENTS IN SUBSIDIARIES
  OVER NET ASSETS ACQUIRED                                 16,571         16,610
                                                          -------        -------
                                                         $638,945       $600,004
                                                          -------        -------
                                                          -------        -------

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT:
  Accounts payable and accrued expenses                  $ 45,581       $ 50,232
  Income taxes payable                                      3,603          5,845
  Payable to third parties under
    reimbursable contracts                                     --          5,802
  Accrued settlement costs                                 22,230             --
  Current maturities on long-term debt                     63,652         13,224
                                                          -------        -------
TOTAL CURRENT LIABILITIES                                 135,066         75,103
LONG-TERM DEBT, EXCLUSIVE OF CURRENT
   MATURITIES                                              33,774         69,090
DEFERRED COMPENSATION                                       1,325          1,816
DEFERRED INCOME TAXES                                      15,892         13,956
OBLIGATION TO BE SETTLED IN COMMON STOCK                   21,250             --


STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00,
    authorized 2,000 shares; none issued
  Common Stock, par value $1.00, authorized
    100,000 shares; issued 1995 - 46,856
    shares 1994 - 46,856 shares                            46,856         46,856
  Additional paid-in capital                               62,139         61,357
  Less due from employees for exercise
    of stock options                                           --            (35)
  Retained earnings                                       359,470        369,131
  Foreign currency translation adjustment                  (2,301)        (1,805)
  Less treasury stock-at cost 1995 - 3,185
    shares and 1994 - 3,265 shares                        (34,526)       (35,465)
                                                          -------        -------
                                                          431,638        440,039
                                                          -------        -------
                                                         $638,945       $600,004
                                                          -------        -------
                                                          -------        -------

NOTE: The balance sheet at November 30, 1994 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                                 August 31
                                                           1995 (Unaudited) 1994
                                                           ---------------------
                                                                (000s omitted)
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net income (loss)                                       $  (9,224)      $  4,681
  Items not resulting in cash flows:
    Depreciation and amortization                          17,380         13,937
    Provision for uncollectible accounts                   23,109         18,019
    Settlement costs                                       43,480             --
    Restructuring credit                                   (2,490)          (875)
    (Gain) on sale of property, buildings
    and equipment                                              --           (264)
    Other                                                     251           (324)
  Changes in assets and liabilities:
    Short-term investments                                  8,756         (2,819)
    Accounts receivable                                   (37,854)       (35,452)
    Receivable from/payable to third parties
      under reimbursement contracts                        (7,775)        (2,952)
    Prepaid expenses and other current assets                 655          1,587
    Accounts payable and accrued expense                   (4,651)         7,292
    Accrued restructuring costs                                --         (9,307)
    Income taxes                                          (14,813)        (2,439)
                                                          -------        -------
  Net cash provided from (used for) operations             16,824         (8,916)

FINANCING:
  Proceeds from revolving credit facilities                31,648         39,311
  Dividends paid                                             (436)          (435)
  Payments of deferred compensation                          (593)          (121)
  Net proceeds from exercise of stock options                 829          5,349
  Payments on long-term debt                              (17,504)        (1,274)
                                                          -------        -------
Net cash provided from financing activities                13,944         42,830

INVESTING:
  Payments received on notes                                  985          3,306
  Loans made to officers                                   (1,825)          (533)
  Purchase of property, buildings and equipment           (27,586)       (32,633)
  Investment in pre-opening costs                          (2,211)        (3,147)
  Proceeds from sale of property, buildings
    and equipment                                           5,289          5,035
  Payment for business acquisitions:
    Property, buildings and equipment                      (8,604)        (2,517)
    Excess of purchase price over fair value of
      assets acquired                                        (365)          (549)
                                                          -------        -------
Net cash used for investing activities                    (34,317)       (31,038)
                                                          -------        -------

Net increase (decrease) in cash and
  cash equivalents                                         (3,549)         2,876
Beginning cash and cash equivalents                        37,263         24,640
                                                          -------        -------

Ending cash and cash equivalents                         $ 33,714       $ 27,516
                                                          -------        -------
                                                          -------        -------

See notes to condensed consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                 AUGUST 31, 1995


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

NOTE B:   RESTRUCTURING CHARGES (CREDITS)

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

                                 AUGUST 31, 1995



          $2.8 million and ($1.1 million)for the first quarter of 1994, $20 million and $.6 million for fiscal year 1993, and $23.5 million and $2.3 million for fiscal year 1992. Of the three closed hospitals, one is being held for sale, one was converted into a THC facility after the restructuring, and one was converted into a THC facility in September of 1995.


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


NOTE C:   LITIGATION

               On September 28, 1995, the Company reached an agreement in principle to settle certain consolidated securities class action and derivative lawsuits (See Part II, Item I: Legal Proceedings). As of August 31, 1995, the Company recorded a charge of $45 million ($28.4 million after tax) relating to the settlement of the lawsuits and associated legal fees and expenses. The charge resulted in a liability of $21.8 million to establish a fund for the settlement of the class actions. In addition, the Company will issue to members of the plaintiff class shares being held in the treasury equal to $21.25 million. The number of shares of common stock to be issued will be equal to $21.25 million divided by the market value of the common stock over a 10-day trading period prior to the distribution of shares to settle claims, provided that in any event the minimum number of shares that will be issued is 1,931,818 and the maximum number of shares that will be issued is 3,035,714. The maximum limits would be triggered if the market value of the common stock is at $7 per share or below. The agreement is subject to the execution of definitive settlement documents and court approval.

               Also included in the settlement charge was $1.9 million of legal expenses associated with the settlement.

               On August 17, 1995 the company reported developments pertaining to CPC Southwind Hospital in Oklahoma City, Oklahoma, which is operated by the company's subsidiary, CPC Oklahoma, Inc. The first was the filing of a whistleblower suit against CPC Oklahoma, Inc. under the Federal False Claims Act, and the second concerned the seizure of certain of Southwind's records pursuant to a search warrant. The company also explained that the United States intended to file an amended complaint in the whistleblower suit by September 29, 1995.

               On September 26, 1995, the United States and CPC Oklahoma, Inc. filed a joint motion to extend by 60 days, i.e., through November 28, 1995, the time in which to file the amended complaint. The purpose of this extension is to facilitate ongoing discussions and permit possible resolution or narrowing of the issues prior to the onset of litigation and discovery. The court has not yet acted on this motion. The Company has received copies of all documents taken by governmental authorities and continues to cooperate fully with the investigation and to pursue its internal review of operations at Southwind. Management is presently unable to evaluate the potential impact of the suit on the Company.


NOTE D:   ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

               In March 1995, the FASB issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The Company will adopt Statement No. 121 in the fourth quarter of 1995. Based on presently available estimates, the new impairment rules are expected to result in recognition of an impairment loss that will be charged against operating income in the 1995 fourth quarter of approximately $27 - $32 million before income taxes.


NOTE E:        Certain amounts have been reclassified in the 1994 Financial
          Statements to conform with 1995 presentations.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

NINE MONTHS ENDED AUGUST 31, 1995


     The following table represents selected unaudited pro forma income statement data for the nine months ended August 31, 1995 and 1994, adjusted as if the restructuring for the three hospitals restructured in the first quarter of fiscal year 1994 had occurred on November 30, 1993. The table also excludes the restructuring credits described in footnote B and the settlement costs described in footnote C to the Financial Statements. The data presented below may not be indicative of the results that would have been obtained had the transactions described above actually occurred on the date assumed. In the opinion of management, this data includes all adjustments, consisting of normal recurring adjustments that the Company considers necessary for a fair presentation of the data set forth therein.

                                                 Nine Months Ended
                                                     August 31
                                               1995 (Unaudited) 1994
                                               ---------------------
                                                    (000s omitted)
  Net operating revenues                       $383,550       $303,999
  Investment and other income                     2,044          1,400
                                                -------        -------
                                                385,594        305,399
  Costs and expenses:
    Operating expense                           285,047        239,145
    General and administrative expense           28,101         24,656
    Bad debt expense                             23,109         17,556
    Depreciation and amortization                17,380         13,812
    Interest expense                              3,427          2,364
                                                -------        -------
      Total costs and expenses                  357,064        297,533

  Income before taxes                            28,530          7,866
  Income taxes                                   10,898          3,146
                                                -------        -------
  Net income                                   $ 17,632       $  4,720
                                                -------        -------
                                                -------        -------

     The following discussion excludes the restructuring charge and the operating results for the three hospitals restructured in the first quarter of 1994, the restructuring credits recorded in both years, and the settlement costs described in footnote C.

     Net operating revenues for the nine months ended August 31, 1995 increased by approximately 26.2% to $383.6 million from $304.0 million for the first six months of the prior year. The largest portion of this increase was a $76.8 million increase in THC revenue from $65.1 million in the first nine months of 1994 to $141.9 million in the first nine months of 1995. THC's same-store admissions and patient days increased 67.3% and 99.1%, respectively.

     Net operating revenues from the United States psychiatric hospitals decreased by 5.5% or approximately $11.3 million as a result of a 10.2% decrease in adjusted patient days offset by a 5.1% increase in net revenue per patient day. Net revenue per patient day increased as favorable Medicare and Medicaid cost report settlements exceeded prior year amounts by approximately $3.7 million for the nine months ended August, 31, 1995. Although admissions increased 3.0% for the U.S. Psychiatric division, adjusted patient days declined due to the continuing decline in the average length of a patient's stay.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations (continued)

NINE MONTHS ENDED AUGUST 31, 1995 (continued)


     Net operating revenues from the Company's United Kingdom operations increased by 42.6% or approximately $14.0 million as a result of an increase in same-store patient days of 19.3% and a 8.9% increase in average net revenue per patient day. The remaining portion of the increase in net operating revenue relates to additional patient days generated by three new facilities that started operations subsequent to the third quarter of 1994.

     Operating expenses decreased as a percentage of net operating revenues to 74.3% in the nine months ended August 31, 1995 from 78.7% in the nine months ended August 31, 1994. General and administrative expenses decreased as a percentage of net operating revenues to 7.3% from 8.1%. A higher percentage of THC's total costs are now being reimbursed because an increased number of THC hospitals have received certification for cost-based reimbursement under Medicare during the first nine months of 1995 compared to the first nine months of 1994. THC hospitals incur significant start up losses because they are not entitled to cost based reimbursement for Medicare patients until they are certified as long-term care hospitals. Pending such certification, these start up hospitals are reimbursed under the Medicare Prospective Payment System which does not pay the full cost of treating Medicare patients with the severity of illness treated at THC facilities. Of the 14 hospitals in operation during the first nine months of 1995, 13 were certified as long-term care hospitals and therefore received cost-based reimbursement under Medicare, whereas at the same time in 1994, 12 facilities were in operation and eleven had been open long enough to receive their long-term care hospital certification. In addition, seven facilities (six in the third quarter of 1995) completed their TEFRA (Tax Equity and Fiscal Responsibility Act) rate setting period during the current year and are now eligible for an additional incentive payment if their costs are less than the targeted rate per discharge.

     In addition, the Company implemented cost-containment programs in the fourth quarter of 1994 which included consolidation of several corporate administrative functions for the U.S. Psychiatric Division and THC and the reduction of personnel and other overhead.

     Bad debt expense as a percentage of net operating revenue was 6.0% for the nine months ended August 31, 1995 compared to 5.8% for the nine months ended August 31, 1994. A portion of the increase relates to the fact that collections have slowed from certain State Medicaid programs that have converted to managed care initiatives in early 1995. In addition the Company moved eleven psychiatric hospitals to a central billing office late in the fourth quarter of 1994 and in the first quarter of 1995 which also contributed to the slowdown in billings and collections. The Company anticipates future increases in bad debt expense due to decreased annual and lifetime psychiatric maximum payment limits for individual patients and increased deductibles and co-insurance.

     Investment and other income increased primarily due to the addition of $.4 million of income in the current year from a residential treatment center joint venture that had started operations in the third quarter of the comparable prior year.

     The decrease in the effective tax rate from 40.0% to 38.2% is primarily due to a reduction in the net operating loss valuation reserve for THC operating loss carryforwards that have been realized in the current year and those that are expected to be realized in future years.

     FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (continued)


NINE MONTHS ENDED MAY 31, 1995 (continued)

     For the reasons described above, earnings before depreciation, amortization, interest, other income and income taxes for the nine months ended August 31, 1995 increased from $22.6 million in the first nine months of 1994 to $47.3 million in the first nine months of 1995.

     Following is a summary of net income by business segment, excluding the restructuring credit and settlement costs, for the nine months ended August 31, 1995:

                                               (000s)
                                              -------
          U.S. Psychiatric division          $  5,864
          U.K. Psychiatric division             7,102
          Long-term critical care division      4,666
                                              -------

               Net income                    $ 17,632
                                              -------
                                              -------

THREE MONTHS ENDED AUGUST 31, 1995

     Net operating revenues for the quarter ended August 31, 1995 increased by approximately 22.0% to $128.1 million from $105.0 million for the third quarter of the prior year. The largest portion of this increase was a $23.8 million increase in THC revenue from $28.1 million in the third quarter of 1994 to $51.9 million in the third quarter of 1995. THC's same-store admissions and patient days increased 49.3% and 91.9%, respectively.

     Net operating revenues from the United States psychiatric hospitals decreased by 7.9% or approximately $5.1 million as a result of a 14.1% decrease in adjusted patient days offset by a 7.3% increase in net revenue per patient day. Net revenue per patient day increased as favorable Medicare and Medicaid cost report settlements exceeded prior year amounts by approximately $2.1 million for the quarter-ended August 31, 1995.

     Net operating revenues from the Company's United Kingdom operations increased by 37.4% or approximately $4.4 million as a result of an increase in same-store patient days of 8.7% and a 7.2% increase in average net revenue per patient day. The remaining portion of the increase in net operating revenue relates to additional patient days generated by three new facilities that started operations subsequent to the third quarter of 1994.

     Operating expenses as a percentage of net operating revenues were 76.5% for the quarter ended August 31, 1995 compared to 76.1% for the comparable prior year quarter. The slight increase was due to the significant decrease in patient days experienced by the U.S. Psychiatric Division during the summer months of the third quarter. The Company maintains staffing levels at its hospitals necessary to promote high quality care while attempting to adapt the levels for census fluctuations. While census levels may decrease significantly in the summer months, the Company does not adjust staffing levels below what is mandated by regulatory bodies.

     General and administrative expense decreased as a percentage of net operating revenue from 8.3% to 7.4%. A higher percentage of overhead costs are now absorbed by the increased revenue generated by THC.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (continued)


THREE MONTHS ENDED AUGUST 31, 1995 (continued)

     Bad debt expense decreased from 8.2% of net operating revenues in the third quarter of 1994 to 5.4% in the third quarter of 1995. The prior year quarter included a $2 million charge related to a temporary disruption in Medicare reimbursement for partial psychiatric hospitalization in California.

     For the reasons described above, earnings before depreciation, amortization, interest, other income and income taxes for the quarter ended August 31, 1995 increased from $7.8 million in the third quarter of 1994 to $13.7 million in the third quarter of 1995.

     Following is a summary of net income (loss) by business segment for the three months ended August 31, 1995:

                                               (000s)
                                              -------
          U.S. Psychiatric division          $  (217)
          U.K. Psychiatric division            1,924
          Long-term critical care division     2,311
                                              ------
               Net income                    $ 4,018
                                              ------
                                              ------

LIQUIDITY AND CAPITAL RESOURCES AT AUGUST 31, 1995

     Cash flows provided from operations were $16.8 million for the nine months ended August 31, 1995 as compared to cash flows used for operations of $8.9 million for the comparable period of 1994. Net accounts receivable balances increased $14.7 million during the nine months ended August 31, 1995 as compared to $17.4 million during the comparable period of 1994. The main reason for the increase in accounts receivable during 1995 is the increased revenue generated by THC in the current year. Consolidated days revenue in accounts receivable were 85 days at August 31, 1995 and August 31, 1994.

     Proceeds from revolving credit facilities were used to pay off $15 million of 8 1/2 subordinated guaranteed debentures that were due on March 1, 1995. A $.01 dividend ($.4 million) was paid to shareholders in redemption of all preferred share rights outstanding under the Shareholder Rights Agreement dated as of February 1, 1989.

     Proceeds totalling $5.3 million were received from the sale of three hospitals that were restructured in 1993. Purchases of fixed assets totalled $27.6 million in the first nine months of 1995. In the second quarter of 1995, the Company acquired for $5.8 million, the land, building, and fixed assets for a THC facility that has been managed by THC since May of 1994. In the third quarter of 1995, the Company acquired a residential treatment center in the United Kingdom for a purchase price of $2.2 million. Capital expenditures for the balance of 1995 are estimated to be approximately $3 million for THC, $2 million for the U.K. Psychiatric division, and $2.5 million for the U.S. Psychiatric division.

     In January 1995, the Board of Directors authorized the expenditure to build a new Corporate office which will be situated on the campus of the THC Las Vegas Hospital in Las Vegas, Nevada. A portion of this building will be utilized by the hospital to expand patient care space. The Company expects to expend $10.2 million on the construction of the building of which approximately $2.0 million has been expended through August 31, 1995. Expenditures for the balance of 1995 related to the Corporate office are expected to be approximately $3 million.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES AT AUGUST 31, 1995 (continued)

     The Company believes that its current cash and cash equivalent balances and its operating cash flow will be sufficient to fund the Company's operations and capital expenditures through the end of fiscal 1995. The Company will be evaluating proposals for additional funding as needed to support further expansion of THC and to repay outstanding borrowings under the existing credit facilities.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                                 AUGUST 31, 1995

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS

          On September 28, 1995, the Company reached an agreement in principle to settle certain consolidated securities class action lawsuits. As of August 31, 1995, the Company recorded a charge of $45 million ($28.4 million after tax) relating to settlement of the lawsuits and associated legal fees and expenses. The suits, filed in late 1991, alleged violations of the federal securities laws by CPC and certain individuals between September 1990 and November 1991 arising from the activities of the U.S. psychiatric division. The charge also includes expenses associated with the company's agreement in principle to settle a related shareholder derivative action.

          The principal terms of the agreement call for the establishment of a settlement fund of $21.25 million. In addition, the company will issue to members of the plaintiff class shares of the company's common stock with an expected value of $21.25 million. The shares to be issued to the plaintiff class were previously repurchased by the company pursuant to a stock buyback program during late 1991 through early 1993. The number of shares of common stock to be issued will be equal to $21.25 million divided by the market value of the common stock over a 10-day trading period prior to the distribution of shares to settle claims, provided that in any event the minimum number of shares that will be issued is 1,931,818 and the maximum number of shares that will be issued is 3,035,714. The maximum limits would be triggered if the market value of the common stock is at $7 per share or below. The agreement is subject to the execution of definitive settlement documents and court approval.

          While these cases allege actions taken before present management was in place, management continues to believe that the claims asserted in the shareholder suits lack merit. Nevertheless, the company believes that it is prudent to settle the cases due to the continuing substantial costs of defense, the distraction of management's attention and the risks associated with litigation.

          On August 17, 1995 the company reported developments pertaining to CPC Southwind Hospital in Oklahoma City, Oklahoma, which is operated by the company's subsidiary, CPC Oklahoma, Inc. The first was the filing of a whistleblower suit against CPC Oklahoma, Inc. under the Federal False Claims Act, and the second concerned the seizure of certain of Southwind's records pursuant to a search warrant. The company also explained that the United States intended to file an amended complaint in the whistleblower suit by September 29, 1995.

          On September 26, 1995, the United States and CPC Oklahoma, Inc. filed a joint motion to extend by 60 days, i.e., through November 28, 1995, the time in which to file the amended complaint. The purpose of this extension is to facilitate ongoing discussions and permit possible resolution or narrowing of the issues prior to the onset of litigation and discovery.
     The court has not yet acted on this motion. The company has received copies of all documents taken by the governmental authorities and continues to cooperate fully with the investigation and to pursue its internal review of operations at Southwind. Management is presently unable to evaluate the potential impact of the suit on the Company.

          The Company is subject to ordinary and routine litigation incidental to its business, including those arising from patient treatment, injuries or death for which it is covered by liability insurance, and those arising from actions involving employees. Management believes that the ultimate resolution of these proceedings will not have a material adverse effect on the Company.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                                 AUGUST 31, 1995

PART II.  OTHER INFORMATION (continued)



     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

     A)   The following exhibits are included herein:

          Exhibit 10: Agreement and Promissory Note between Registrant and Richard Conte dated as of June 7, 1995.

          Exhibit 11:  Computation of Earnings per Share

          Exhibit 27:  Financial Data Schedule

     B) On October 4, 1995, the Registrant filed Form 8-K disclosing a change in the Registrant's certifying accountants.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                COMMUNITY PSYCHIATRIC CENTERS
                                        (Registrant)



Dated:  October 13, 1995           /S/ WENDY SIMPSON
                                   ------------------------------
                                   Wendy Simpson
                                   Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT                                                    PAGE NO.
-------                                                    --------


  10      Agreement and Promissory Note between              16
          Registrant and Richard Conte dated as of June 7, 1995

  11      Computation of Earnings Per Share                  17

  27      Financial Data Schedule                            18