Form 10-K
period 1995-11-30
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1996-02-28
CIK 22764

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               FOR THE TRANSITION PERIOD FROM ___________ TO __________

                         COMMISSION FILE NUMBER 1-7008

                         COMMUNITY PSYCHIATRIC CENTERS
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                           94-1599386
 (STATE OR OTHER JURISDICTION                             (I.R.S. EMPLOYER
      OF INCORPORATION OR                              IDENTIFICATION NUMBER)
         ORGANIZATION)

 6600 W. CHARLESTON BOULEVARD SUITE 118, LAS VEGAS, NV         89102
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (702) 259-3600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS        NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------        -----------------------------------------
      Common Stock, $1.00 Par Value  New York Stock Exchange
                                     Pacific Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                     None
                                (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant on February 8, 1996, based on the closing price on the New York Stock Exchange was: $398,671,000

         Number of shares outstanding on February 8, 1996: 46,856,000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1. BUSINESS

  This Annual Report on Form 10-K contains certain forward looking statements that are subject to risk and uncertainty. There can be no assurance that these future results will be achieved. Readers are cautioned that a number of factors, including those identified below, could adversely affect the Company's ability to obtain these results: (a) increased payor pressures in the domestic psychiatric industry with respect to negotiated rates and other cost-containment measures, (b) uncertainties in the regulatory environment due to proposed health care reform legislation, including changes in Medicare and Medicaid reimbursement programs, and (c) increased competition among hospitals, managed care providers and other health care providers.

  The following discussion should be read in conjunction with the industry segment information presented in the notes to the financial statements appearing in Item 8.

OVERVIEW

  The Company is a leading provider of psychiatric services for adults adolescents and children with acute psychiatric, emotional, substance abuse and behavioral disorders. The Company currently offers a broad spectrum of inpatient, partial hospitalization, outpatient and residential treatment programs through 28 hospitals in 15 states and Puerto Rico, and 15 hospitals in the United Kingdom. The Company also offers long-term critical care services in 12 states through 13 freestanding hospitals, a satellite hospital and one hospital that shares a building with one of the Company's psychiatric hospitals. The company operated 35 hospitals in the U.S. Psychiatric Division until November 1995 when the Company discontinued psychiatric operations at six of these facilities. One additional psychiatric hospital was closed in January of 1996. Two of these facilities shared space with the long-term critical care division. Long-term critical care services will continue to be provided at these locations and will expand to use all of the previously shared buildings.

RECENT DEVELOPMENTS

  Hospital Closures and Restructuring. Since November 1995, the Company has begun a restructuring by closing unprofitable hospitals and reducing regional and corporate overhead. Six underperforming hospitals were closed in November 1995, two of which shared space with the Company's long-term critical care division. These two previously shared facilities are now being completely converted to THC long-term critical care facilities. A seventh psychiatric facility was closed in January 1996. The Company's historic multi-regional structure (which had been consolidated since 1993 from 9 regions to 2), was further consolidated in November 1995 into one centralized organizational structure under one management team to enhance cost-effectiveness and corporate responsiveness to field operations. The Company also centralized marketing operations. Further reductions in overhead costs were implemented in January 1996, and poorly performing facilities will continue to be monitored closely for potential closure or sale if their financial performance does not improve on a timely basis.

  New Management. In November 1995 the Company put in place a new management team with extensive experience in psychiatric/behavioral health operations to manage the U.S. psychiatric business and to improve profitability. William Hale, who had joined Community Psychiatric Centers ("CPC") in May 1995 to serve as chief operating officer of its Managed Care Services division, was appointed president. Charles Smith, formerly senior vice president responsible for Eastern Division operations, was promoted to a newly-created chief operating officer position. The Company developed a wide variety of initiatives and programs to strengthen operations for the new management team to implement, including (i) expanding the psychiatric and behavioral health services offered, (ii) placing a heavier emphasis on cost containment and collections, (iii) establishing a centralized marketing function and expanding marketing and business development efforts directed to managed care organizations, (iv) enhancing account management services to clients and (v) establishing and expanding creative forms of partnerships and other alliances with medical/surgical hospitals and various payer organizations. However, there can be no assurance that the new management team or the Company will be successful in the short-term in significantly improving operating results. The new management team also plans to move quickly on a hospital closure when circumstances warrant such action.

  Spin-off Transaction. On December 20, 1995, the Company announced that the CPC Board of Directors had preliminarily approved a plan to spin-off the U.S. psychiatric business in the form of a taxable dividend to the CPC shareholders. The plan calls for CPC to be split into two independent publicly held corporations, one providing psychiatric services in the U.S. and one operating THC, U.K. psychiatric operations and Puerto Rico psychiatric operations. The spin-off is subject to a number of conditions, including regulatory and other third party approvals, market conditions, final approval of the Board of Directors and shareholder approval, accordingly, there can be no assurance that the Company will be successful in consummating the spin-off. However, it is anticipated that the spin-off and related matters will be submitted to shareholders at the Annual Meeting to be scheduled at a later date. The special dividend is expected to be distributed by mid 1996.

  Indications of Interest Received for PHG. The Company has received a number of unsolicited indications of interest to acquire its United Kingdom subsidiary--the Priory Hospitals Group ("PHG"). There can be no assurance that these inquiries and related discussions will result in a sale of PHG. The Company is giving each indication of interest received to date careful consideration, and does not intend to make further announcements until these discussions are terminated or the Company enters into a definitive agreement.

PSYCHIATRIC SERVICES

  The Company is a leading provider of psychiatric/behavioral services for adults, adolescents and children with acute psychiatric, emotional, substance abuse and behavioral disorders. The Company currently offers a broad spectrum of inpatient, partial hospitalizations, outpatient and residential treatment programs through 28 hospitals in 15 states and Puerto Rico and also provides comprehensive managed care/case management services for payors throughout the U.S.

  The psychiatric/behavioral care industry in the United States continues to undergo significant change due to the expanding influence of managed care and cost-containment measures imposed by governmental and third party payors and employers. Providers such as the Company continue to experience a significant increase in the percentage of revenues from payors that reimburse on negotiated per diem or case rates, episodes of care or length of stay rates, or on a discounted basis. In addition, this same trend has resulted in higher deductibles and co-insurance for patients. Negotiated rates with managed care, government and other third parties have decreased, and the use of less intensive settings of behavioral care in place of inpatient treatment has increased. Providers such as the Company have also been affected by the aggressive privatization of state and county psychiatric/behavioral services which has generally resulted in lower rates. Payors also have adopted increasingly stringent admission and length of stay criteria and other treatment constraints. All of these factors adversely affect utilization and reimbursement for psychiatric services. As a result, psychiatric care providers in the U.S. have been forced to adapt their clinical practices, business practices and operating strategies.

  The Company's operating results for the periods presented have been adversely affected by several factors, including: (i) expansion of managed care and its penetration into new markets throughout the U.S.; (ii) significant reduction in reimbursement from government, state and county payors that are aggressively trying to reduce their costs for all forms of health care; (iii) management in certain markets who have not changed rapidly enough to meet the demands of a changing marketplace; and (iv) erosion of length of stay due to the development of alternative services such as partial programs, intensive outpatient services and behavioral home care, all of which can be delivered in a more cost effective setting. Due in part to these issues, the Company has gone through a major restructuring, as described above in "Recent Developments" and is in the process of implementing the initiatives discussed under "Business--Business Strategy," below.

LONG-TERM CRITICAL CARE

  In November 1992, to diversify beyond psychiatric care, the Company, through its wholly-owned subsidiary Transitional Hospitals Corporation ("THC"), began to offer long-term critical care services in converted, previously underutilized psychiatric hospitals and newly-acquired freestanding acute care facilities. The Company incurs significant capital and start-up costs in connection with the acquisition and conversion of each facility, and each of the new facilities is expected to generate significant operating losses until the facility is certified as a long-term critical care hospital at which time it qualifies for cost-based reimbursement. Pending such certification, these start-up hospitals are reimbursed under the Medicare Prospective Payment System ("PPS") which does not pay the full cost of treating Medicare patients with the severity of illness treated at

THC facilities. Such certification typically occurs after the facility's first six months of operations during which the facility establishes an average length of stay in excess of 25 days.

  Of the 14 THC hospitals in operation during fiscal year 1995, 13 were certified as long-term care hospitals and therefore received cost-based reimbursement under Medicare, whereas at the same time in 1994, 13 facilities were in operation and eleven had been open long enough to receive their long-term care hospital certification. In addition, 11 facilities completed their "TEFRA" (Tax Equity and Fiscal Responsibility Act of 1982) rate setting period during fiscal year 1995 and are now eligible for an additional incentive payment if their costs are less than the targeted rate per discharge. See "Business--Regulation and Reimbursement--Medicare and Medicaid".

BUSINESS STRATEGY

 Psychiatric Hospitals--United States

  The Company has refocused its business strategy to meet the needs of the current U.S. psychiatric care industry by ensuring the most cost-effective delivery of quality care in an environment of reduced reimbursement and inpatient hospital stays. However, there can be no assurance that the Company will be successful in achieving its business strategy objectives. The Company's present operating strategy includes the following key elements:

  Focus on Core Business

  . Focus on Core Business Operation. Management has instituted an intense refocusing on core business operations. As part of this action plan, management is monitoring on a regular basis and holding all hospital CEOs accountable for key operating indicators such as labor costs and staffing levels, clinician compensation, purchased services and ancillary costs. Management also continues to focus on cash collections and reducing contractual and bad debt expenses by more closely monitoring managed care contracts, collecting at time of patient admission, scrutinizing in more detail all denials and appeals, and establishing clear communication and coordination among all the hospital departments and the hospital business office. Furthermore, management has both expanded and increased its utilization of its national managed care contract data base to ensure consistent contract negotiations and coordinate account management among all the Company's operations and payors across the country.

  . Align Hospital Management Incentives. The Company maintains an emphasis on ensuring that hospital CEO and management team compensation incentives are aligned with corporate objectives. Accordingly, the Company measures and rewards hospital CEOs and management teams for their facility's quality of care, ability to meet payor and patient needs and achievement of financial objectives. CEOs and their management teams are encouraged to establish ventures that provide future avenues of growth while still being rewarded for growth in their core businesses.

  . Reengineer the Organizational Structure to Establish a Result-oriented Management Infrastructure. The Company has recently completed a significant reduction in overhead, including the entire regional management infrastructure. The Company believes that the elimination of costly and redundant personnel as well as the cumbersome authorization protocols inherent in that structure will result in an organizational structure that is both effective and efficient. The Company has also implemented a centralized management recruiting effort to improve the standardization of quality and skills at senior levels, hospital CEOs, CFOs, marketing directors and physicians. The Company plans to continue monitoring its management infrastructure and will continue to reengineer its control structure in order to maintain an efficiently managed organization.

  Focused Development

  . Strengthen Alliances with General Medical/Surgical Hospitals. The Company has targeted the top general medical/surgical hospitals in each of its local markets to establish alliances including joint purchasing arrangements of laboratory, pharmacy and ancillary services; packaged bids to privatize the local community's public health care programs; and joint ventures, partnerships or other entities that offer health care services designed to address the specific needs of each particular local market

     (including home health care, gero-psychiatric/behavioral services or disease management of psychiatric/behavioral services within the general medical/surgical hospital's emergency room or psychiatric care unit).

  . Develop Integrated Delivery Systems. Management recognizes the need to be a part of Integrated Delivery Systems, and as a result, is establishing relationships with other health care providers in each of its markets. As part of this strategy, the Company may consolidate certain of its operations within the facilities of other health care providers associated with the IDS, or the operations of such health care provider may be consolidated within the Company's facilities.

  . Pursue Government Contracts. The Company believes that the privatization of health care represents a strong area of potential growth given the current fiscal pressures faced by governments. Consequently, the Company is actively pursuing opportunities to provide the psychiatric health care services to state, county or municipal governments within the markets that it serves. The Company's response to privatization efforts are supported by other corporate initiatives including the establishment of IDSs and its plan to affiliate with general medical/surgical hospitals.

  . Strengthen Relationships with Payors. The Company continually examines and assesses the "user friendliness" and attractiveness of its programs in meeting the needs of the Company's payors. Based on this analysis, the Company refines its program offerings and business protocol. Programs developed to better meet the needs of payors include length of stay contracts, case rates and episodes of care rates. The Company's efforts are directed at cultivating a cooperative environment with payors. The Company has refined its management and clinical outcome capabilities to further integrate them with these functions as performed by payors and the other health care providers serving payors.

  . Strengthen Youth Service Programs and Develop Other Alternative Behavioral Health Care Regimens. Youth service programs represent one of the fastest areas of growth in behavioral health care. The current short supply of such programs is forcing many state and county governments to send their young offenders to programs out of state. The Company will continue to strengthen its position as a provider of youth services and will also look to develop other forms of alternative behavioral care that provide similar growth opportunities.

While the Company believes that implementing the above described programs and strategies will enable the Company to improve operations, there can be no assurance that the Company will be successful in doing so.

 Psychiatric Hospitals and Dialysis Units--United Kingdom

  Currently, the Company operates 12 psychiatric hospitals and two smaller treatment units in the United Kingdom through which it provides primarily inpatient treatment to patients covered by private health insurance. It also operates a substance abuse clinic, a secure psychiatric facility and two kidney dialysis facilities for Britain's National Health Service ("NHS"). Based on the number of licensed hospital beds, the Company is the leading commercial provider of psychiatric services in the United Kingdom where psychiatric services are generally available to residents without charge from government-owned NHS hospitals. Approximately 12% of the British population is covered by private health insurance.

  The Company also operates two adolescent care units for children who have been traumatized by abuse, or who have emotional and behavioral problems and learning difficulties. These children are placed at the units by local statutory authorities.

  Management intends to continue to explore acquisitions and alliances to take advantage of an increasing willingness on the part of the British government to contract with private providers, and to expand the Company's dialysis business in the United Kingdom.

 THC Hospitals

  Traditionally, patients suffering from long-term complex medical problems have stayed in the intensive care unit of general acute care hospitals until they were sufficiently well to be transferred to less intensive care settings. Such stays are relatively expensive, reflecting the cost of intensive on-site equipment and services that, while necessary for hospitals to accomplish their primary missions, are not required for the ongoing treatment of these patients. Over the past ten years, hospitals have come under increasing pressure to reduce the length of patient stays as a means of containing costs. Managed care organizations have limited hospitalization costs by controlling hospital utilization and negotiating discounted rates for hospital services. Traditional third party indemnity insurers have begun to limit reimbursement to pre-determined amounts of "reasonable charges," regardless of actual costs, and to increase the co-payments required to be paid by patients. In 1983, Congress sought to contain Medicare hospital costs by adopting the Prospective Payment System ("PPS") under which hospitals generally receive a specified reimbursement rate regardless of how long the patient remains in the hospital or the volume of ancillary services ordered by the attending physician. The effect of these various cost-containment measures have provided hospitals with an incentive to discharge patients more quickly.

  THC has primarily targeted larger-population markets which have significant populations of persons over the age of 65. The aging of the population, advancements in medical care, the desire of payors and patients for lower cost and more specialized alternatives to traditional acute care hospitals and the disincentive for such hospitals to provide long-term care to critically ill patients has led to a growing demand for long-term critical care services. The Company believes that providers such as skilled nursing facilities and home care providers are not in the best position to efficiently provide health care services to these critically ill patients. Traditional skilled nursing facilities have generally focused on providing long-term custodial care to persons eligible for Medicaid. As a result of Medicaid "cost ceilings" on reimbursement for each patient, nursing homes face an economic disincentive to treat medically complex patients. Home health care is not a viable alternative to inpatient care for such patients because of their continued need for (i) intensive and specialized medical care and equipment, (ii) the availability of physicians and 24-hour nursing care, and (iii) a comprehensive array of rehabilitative therapy. As a result of its improved operating results in 1995, the Company continues to believe that a market opportunity exists for providers dedicated exclusively to providing long-term critical care. However, there can be no assurance that the Company will be able to successfully execute its expansion plans of THC operations or that health care reform will not adversely affect THC's financial performance. See "Business--Regulation and Reimbursement."

  To capitalize on this opportunity, THC offers long-term critical care to patients who are stabilized and do not require the complete spectrum of intensive care services provided by traditional acute care hospitals, but who are too ill to return home or be placed in a nursing home. THC provides care to those suffering from pulmonary diseases, kidney failure and other complex medical problems; such patients require a variety of intensive services including life-support systems, post-surgical stabilization, intravenous therapy, subacute rehabilitation and wound care. THC's strategy is to provide a comprehensive range of long-term critical care that will enable it to treat most types of critical care patients, regardless of their diagnosis or medical condition, with the objectives of returning these patients to full activity.

  THC offers managed care organizations and indemnity insurance payors a single source from which to obtain long-term critical care services. The Company believes THC addresses cost-containment pressures affecting the health care industry by offering a high quality, cost-effective alternative to traditional acute care hospitals.

  THC's immediate expansion plan is to open two facilities in fiscal 1996. The Company will expand THC's operations primarily by (i) leasing beds in acute care facilities owned by others, (ii) acquiring and converting freestanding acute care and psychiatric facilities and (iii) converting selective previously underutilized psychiatric hospitals owned by the Company to long-term critical care use.

PSYCHIATRIC CARE OPERATIONS

 Services and Programs

  Over the past several years, the Company has significantly expanded the scope of its psychiatric treatment programs to create a continuum of care from which the most appropriate and cost-effective treatments can be selected to meet the needs of its payors and patients. In addition to offering traditional inpatient treatment programs, the Company provides less costly treatment alternatives such as partial hospitalization, residential treatment and intensive and non-intensive outpatient programs. By offering such programs through a single organization, the Company believes that patients receive the most appropriate treatment, and that the transition among differing intensities of care occurs rapidly and cost effectively from the perspective of the patient, clinical team (including the medical director, the clinical or nursing director, the admissions director and the program director) and payor. The Company's patient programs include:

  . Inpatient. Inpatient treatment is provided when the patient's disorder prevents him or her from safely performing routine daily activities without 24-hour supervision. Intensive individual or group therapy is provided and the patient's daily activities are highly structured. Treatment regimens are designed to enable transition to a less intensive treatment program as soon as feasible.

  . Residential. Residential treatment programs specialize in providing treatment for adolescents who need more structured treatment than can be provided through outpatient care. The Company also operates several acute residential treatment programs for adults. The Company's 19 residential treatment centers typically have 10 to 30 beds and each are staffed with a psychiatrist, 24-hour nursing and an on-site licensed program therapist.

  . Partial Hospitalization. Partial hospitalization (including outpatient visits) is provided when the patient's disorder does not require 24-hour supervision and is such that the patient may be treated while living at home. Treatment regimens are generally for 6-12 hours per day, up to 7 days per week, and are structured to meet the patient's specific clinical needs as well as the patient's work, school and home life requirements.

  . Intensive Outpatient. Intensive outpatient programs are provided when a patient's disorder necessitates routine observation, supervision or intervention but does not require inpatient or partial hospitalization treatment. Treatment is generally provided for 3-4 hours per day, typically 3-4 days per week, according to the patient's clinical needs and daily routine.

  . Outpatient. Outpatient treatment is offered when a patient's disorder requires therapeutic intervention at a level that is less intensive than the Company's other psychiatric services. This type of treatment generally involves individual, family or group therapy of 45-90 minutes per session on a scheduled basis. Typically, the Company will refer these types of patients to community-based clinicians as appropriate to the needs and location of the patient.

  The Company also offers payor services for the above described programs designed to be attractive, effective and efficient for payors:

  . Managed Care/Case Management. The Company offers case management services to payors such as health maintenance organizations ("HMOs"), preferred provider organizations ("PPOs") and firms specializing in psychiatric/behavioral health care managed care services. The managed care/case management programs also include case reviews and claims payment services. These services may be attractive to payors that no longer wish to directly provide psychiatric/behavioral case management services or that may desire access to a larger network of patient care programs.

  . Clinical Outcome Information. The Company's information system, "CPC-INFO," is designed to gather and synthesize patient satisfaction data, clinical outcomes data, clinical views of symptomology and demographic, program, payor and resource data in a common data base. The consolidated data provides useful information for the professional treatment team, the payor and the regulatory agency. CPC-INFO better enables the Company to demonstrate to payors effectiveness and quality of care, standardized clinical operations, clinical outcomes, regulatory compliance, patient satisfaction and overall value.

  For the year ended November 30, 1995, the average length of stay for the 35 U.S. psychiatric hospitals' inpatient and residential treatment programs was
9.2 days and 94.5 days, respectively. Adjusted patient days for inpatient, partial hospitalization (including outpatient visits), and residential treatment programs were 332,649, 152,309 and 57,311, respectively, for the same period.

 Psychiatric Hospitals

  As of November 30, 1995, the Company operated the following psychiatric hospitals:

                                                           LICENSED YEAR OPENED/
HOSPITAL                          CITY                       BEDS     ACQUIRED
--------                          ----                     -------- ------------
ARKANSAS
 Pinnacle Point Hospital......... Little Rock                102        1991
CALIFORNIA
 Alhambra Hospital............... Rosemead                    98        1968
 Belmont Hills Hospital.......... Belmont                     84        1962
 Fremont Hospital................ Fremont                     78        1990
 Heritage Oaks Hospital.......... Sacramento                  76        1988
 San Luis Rey Hospital........... Encinitas                  123        1976
 Sierra Vista Hospital........... Sacramento                  72        1986
 Vista Del Mar Hospital.......... Ventura                     87        1985
 Walnut Creek Hospital........... Walnut Creek               108        1972
FLORIDA
 Fort Lauderdale Hospital........ Ft. Lauderdale             100        1978
 Palm Bay Hospital............... Palm Bay                    60        1986
 St. Johns River Hospital........ Jacksonville                99        1973
IDAHO
 Intermountain Hospital.......... Boise                       75        1980
ILLINOIS
 Streamwood Hospital............. Streamwood                 100        1991
INDIANA
 Valle Vista Hospital............ Greenwood (Indianapolis)    98        1983
KANSAS
 College Meadows Hospital........ Lenexa                      79        1986
LOUISIANA
 Brentwood Hospital.............. Shreveport                 174        1990
 East Lake Hospital.............. New Orleans                 80        1987
 Meadow Wood Hospital............ Baton Rouge                 85        1985
MISSISSIPPI
 Sand Hill Hospital.............. Gulfport                    90        1984
MISSOURI
 Spirit of St. Louis Hospital.... St. Charles (St. Louis)    104        1980
NORTH CAROLINA
 Cedar Spring Hospital........... Pineville (Charlotte)       70        1985
OKLAHOMA
 Southwind Hospital.............. Oklahoma City               80        1989
TEXAS
 Capital Hospital................ Austin                     130        1987
 Millwood Hospital............... Arlington                  130        1981
 CRC of San Antonio*............. San Antonio                 18        1994

                                                          LICENSED YEAR OPENED/
HOSPITAL                               CITY                 BEDS     ACQUIRED
--------                               ----               -------- ------------
UTAH
 Olympus View Hospital...............  Salt Lake City        102       1986
WASHINGTON
 Fairfax Hospital....................  Kirkland (Seattle)    133       1971
PUERTO RICO
 Hospital San Juan Capestrano........  Rio Piedras            88       1988
                                                           -----
                                                           2,723
Hospital closed subsequent to
 November 30, 1995:
GEORGIA
 Parkwood Hospital**.................  Atlanta               152       1981
                                                           -----
TOTAL U.S. PSYCHIATRIC LICENSED BEDS.                      2,875

--------
 *  Joint venture, Residential Treatment Center.
** Closed January 19, 1996.

UNITED KINGDOM

                                                                    YEAR OPENED/
FACILITY NAME AND LOCATION                                     BEDS   ACQUIRED
--------------------------                                     ---- ------------
Altrincham Priory Hospital.................................... 54       1986
South Manchester
The Dukes Priory Hospital..................................... 50       1992
Chelmsford, Essex
Eden Grove School (adolescents)............................... 68       1995
Fulford Grange Medical Centre*................................ 42       1993
Leeds
Grovelands Priory Hospital.................................... 65       1986
Southgate, London
Hayes Grove Priory Hospital................................... 50       1983
Bromley, Kent
Heath House Priory Hospital................................... 42       1994
Bristol
Jacques Hall (adolescents).................................... 29       1993
Manningtree, Essex
Langside Priory Hospital...................................... 20       1995
Glasgow, Scotland
Marchwood Priory Hospital..................................... 59       1987
Southampton
Nottingham Clinic (chemical dependency)....................... 22       1993
Nottingham
The Priory Hospital........................................... 86       1980
Roehampton, London
Sturt Priory Hospital......................................... 25       1994
Walton-on-the-Hill, Surrey

                                                                     YEAR OPENED/
FACILITY NAME AND LOCATION                                    BEDS     ACQUIRED
--------------------------                                  -------- ------------
Lynbrook Priory Hospital
 Woking, Surrey............................................    26        1994
The Woodbourne Clinic
 Birmingham................................................    60        1984
                                                              ---
   TOTAL U.K. PSYCHIATRIC BEDS.............................   698
--------
* 50% owned
MANAGED UNITS
Priory Suite, Beardwood Hospital
 Blackburn.................................................    13        1993
Priory Suite, Nuffield Hospital
 Leicester.................................................     8        1991
                                                              ---
   TOTAL U.K. MANAGED UNITS................................    21
SECURE PSYCHIATRIC SERVICES
Longridge Clinic
 Wandsworth, London........................................    10        1995
                                                              ---
   TOTAL U.K. SECURE PSYCHIATRIC SERVICES..................    10
                                                              ---
TOTAL U.K. PSYCHIATRIC LICENSED BEDS.......................   729
U.K. DIALYSIS UNITS                                         STATIONS
-------------------                                         --------
Carmarthen, Wales..........................................    13        1985
Rotherham, Yorkshire.......................................    13        1992

 Sources of Psychiatric Hospital Revenues--U.S.

  Patients are typically referred to the Company by physicians and other health care professionals, managed care organizations, employee assistance programs, the clergy, law enforcement officials, schools, emergency rooms and crisis intervention services. In some areas, the Company provides a community outreach program called the Psychiatric Assessment Team which is able to respond on a 24-hour basis to emergency calls for help in assessing people's problems and making referrals to the appropriate mental health service or setting. Psychiatrists and, in some states, psychologists are authorized to admit patients to the Company's facilities. It is against Company policy, as well as state and federal law, to pay referral sources for hospital admissions. See "Business--Regulation and Reimbursement--Relationships With Physicians and Clinicians". The Company believes it obtains referrals from both physicians and secondary sources primarily as a result of its competitive pricing and the quality and scope of its programs.

  The Company receives payment for its psychiatric hospital services from patients, private health insurers, managed care organizations, and from the Medicare, Medicaid and CHAMPUS governmental programs. While variations or hybrid programs may exist, the following five categories include all methods by which the Company's hospitals receive payment for services:

  . Medicare. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Reimbursement is predicated on the allowable cost of services, plus an incentive payment where costs fall below a target rate.

  . Medicaid. Medicaid is a medical assistance program under which benefits are available to the indigent. Reimbursement received by the Company's hospitals varies as each state has its own methodology for making payment for services provided to Medicaid patients.

  . CHAMPUS. CHAMPUS is a federal program which provides health insurance for certain active and retired military personnel and their dependents. CHAMPUS reimbursement is at either (i) regionally set rates, (ii) 1988 charges adjusted upward by the Medicare Market Basket Index, or (iii) a fixed rate per day at certain of the Company's California facilities where CHAMPUS contracts with a benefit administration group.

  . Managed Care. Reimbursement is at prices established in advance by negotiation or competitive bidding for contracts with insurers and other payors such as health maintenance organizations, preferred provider organizations and other similar plans.

  . Private Pay. Payment by patients and their private indemnity health insurance plans is generally based on the Company's schedule of rates for that location. The Company's general policy is to set rates for services at amounts equal to or less than the average rates of its competitors' comparable facilities in each hospital market.

  The following table summarizes, as a percentage of net operating revenues for all of the Company's United States psychiatric hospitals, the percentage of net operating revenues from each reimbursement method for the periods presented.

                                                                  FISCAL YEAR
                                                                     ENDED
                                                                  NOVEMBER 30,
                                                                 ----------------
                                                                 1995  1994  1993
                                                                 ----  ----  ----
   Medicare.....................................................  19%   18%   18%
   Medicaid.....................................................  19    18    18
   CHAMPUS......................................................   8     6     6
                                                                 ---   ---   ---
     Total Government...........................................  46    42    42
   Managed Care.................................................  37    42    35
   Private Pay..................................................  17    16    23
                                                                 ---   ---   ---
     Total...................................................... 100%  100%  100%
                                                                 ===   ===   ===

 Sources of Psychiatric Hospital Revenues--U.K.

  Approximately 12% of United Kingdom's population has private health insurance which provides benefits for psychiatric and substance abuse treatment. There are few private psychiatric hospitals in the United Kingdom because NHS hospitals (British government-owned) are available to its residents without charge. Approximately 59% (76% in 1994 and 85% in 1993) of the Company's 1995 revenues for services in its psychiatric hospitals and alcoholism treatment facilities in the United Kingdom were derived from private sources not subject to any governmental payment limitations, but which are being affected by reimbursement restrictions imposed by private insurers.

LONG-TERM CRITICAL CARE

  The Company, through THC, provides long-term critical care in converted psychiatric facilities, freestanding acute care facilities and hospital space shared with a psychiatric facility. Although THC's patients range in age from pediatric to geriatric, a substantial portion of THC's patients are over 65 years of age. THC's long-term critical care facilities include the equipment and physician and other professional staff necessary to care for most types of critically ill patients regardless of their diagnosis or medical condition. THC's professional staffs work in inter-disciplinary teams to evaluate patients upon admission to determine a treatment plan with an appropriate level and intensity of care. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary and rehabilitation therapy. Currently, THC offers a complex medical care program, ventilator management program, wound care program and low tolerance rehabilitation program. Patients who successfully complete treatment programs are discharged to skilled nursing homes, rehabilitation hospitals or home care settings.

 Long-Term Critical Care Hospitals

  As of November 30, 1995, THC operated the following 14 long-term critical care hospitals and one satellite hospital:

                                                          LICENSED     DATE
HOSPITAL                                    CITY            BEDS      OPENED
--------                                    ----          --------    ------
CALIFORNIA
 THC Orange County(3)...................... Brea              48   May 1995
FLORIDA
 THC Hollywood............................. Hollywood        124   October 1993
 Transitional Hospital of Tampa............ Tampa            102   March 1993
ILLINOIS
 THC Chicago(4)............................ Chicago          134   December 1993
INDIANA
 THC Indianapolis(1)....................... Greenwood         38   November 1993
LOUISIANA
 THC New Orleans(2)........................ New Orleans       78   November 1992
MASSACHUSETTS
 THC Boston................................ Peabody           48   November 1993
MINNESOTA
 THC Minneapolis........................... Golden Valley    111   November 1994
NEVADA
 THC Las Vegas............................. Las Vegas         52   December 1993
NEW MEXICO
 THC Albuquerque........................... Albuquerque       61   December 1993
TEXAS
 THC Arlington(3)(5)....................... Arlington        160   December 1992
 THC Houston(3)............................ Houston           84   December 1993
WASHINGTON
 THC Seattle............................... Seattle           80   May 1994
WISCONSIN
 THC Milwaukee(2).......................... Greenfield        34   February 1994
                                                           -----
  TOTAL THC LICENSED BEDS..................                1,154

--------
(1) Shared facility with CPC.
(2) Shared facility with CPC through November 1995. Will be fully converted to THC in fiscal year 1996.
(3) Fully converted from a CPC psychiatric hospital.
(4) Leased facility.
(5) In September of 1995, the Company opened an 80 bed satellite to this facility in Fort Worth, Texas.

Note: Two additional facilities are under development in San Diego, CA (38 beds) and Chicago, IL (104 beds).

  The Company conducts market research prior to opening a new facility to determine (i) the need for placement of ventilator-dependent patients and other classes of critically ill patients, (ii) the existing physician referral patterns, (iii) the presence of competitors, (iv) the payor mix and (v) the political and regulatory climate. The Company generally seeks to purchase or lease hospitals with fewer than 100 beds in major metropolitan areas and also considers hospitals in other markets where its research indicates the need for such hospitals.

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

 Sources of Long-Term Critical Care Revenues

  For long-term critical care services rendered to patients, THC receives payment from (i) the federal government under Medicare, (ii) certain states under Medicaid, (iii) commercial insurers and patients and (iv) managed care organizations. After certification of the THC facility as no longer subject to PPS limitations, payments from Medicare and Medicaid are generally based upon cost; payments from commercial insurers are generally based upon charges and payments from managed care organizations are based on negotiated rates. Net Medicare revenue for THC totalled 72% (69% and 77% for fiscal years 1994 and 1993) of total THC net operating revenues for fiscal year 1995. The Company anticipates reimbursement from Medicare will continue to constitute a significant portion of THC's revenues in the future. See "Business--Regulation and Reimbursement."

SELECTED HOSPITAL OPERATING DATA

  The following is a comparison of the quarterly and annual statistical data for fiscal years 1995 and 1994 for the Company's 35 United States psychiatric hospitals that were operated in 1995 (six facilities were closed in November 1995 and one facility was closed in January 1996), its 12 United Kingdom psychiatric hospitals and its 13 THC hospitals which were open in both years. In all periods presented, adjusted patient days include inpatient days and equivalent days for partial hospitalization and outpatient programs.

                                                         QUARTER ENDED
                                                -------------------------------
                                                FEB. 28 MAY 31  AUG. 31 NOV. 30
                                                ------- ------- ------- -------
UNITED STATES PSYCHIATRIC HOSPITALS
 Adjusted patient days.................... 1994 146,991 167,531 149,979 148,524
                                           1995 139,654 148,641 128,797 125,177
 Admissions............................... 1994   8,909  10,599   9,846   9,924
                                           1995  10,094  10,898   9,231   9,020
 Average Length of Stay................... 1994    13.4    13.8    13.1    12.5
                                           1995    12.0    12.7    12.9    11.9
UNITED KINGDOM PSYCHIATRIC HOSPITALS
 Adjusted patient days.................... 1994  27,679  31,184  30,277  36,981
                                           1995  36,040  37,383  32,924  39,428
 Admissions............................... 1994   1,006   1,104   1,067   1,271
                                           1995   1,210   1,222   1,123   1,303
 Average Length of Stay................... 1994    23.0    22.8    22.4    23.2
                                           1995    24.3    25.0    26.2    24.9
THC HOSPITALS
 Adjusted patient days.................... 1994  18,961  23,800  25,147  32,586
                                           1995  38,851  48,063  48,263  48,285
 Admissions............................... 1994     495     538     635     732
                                           1995     925     917     948   1,105
 Average Length of Stay................... 1994    53.2    44.3    39.9    40.4
                                           1995    42.0    44.8    48.9    42.3

COMPETITION

  The Company's psychiatric hospitals compete with other free-standing psychiatric hospitals, psychiatric units in medical/surgical hospitals as well as with other specialty psychiatric hospitals. Some competing hospitals are either owned or supported by government agencies. Others are owned by nonprofit corporations and supported by endowments and charitable contributions. Such governmental and nonprofit entities are substantially exempt from income and property taxation. The competitive position of a hospital is, to a significant degree, dependent upon the number and quality of physicians practicing at the hospital and the members of its medical staff. The Company also believes that the competitive position of a hospital is dependent upon the variety of services offered by a facility, and the Company strives to implement programs best suited to the needs of patients and payors in each particular market.

  THC's hospitals compete with medical/surgical hospitals, certain long-term care hospitals, sub-acute facilities, rehabilitation hospitals and nursing homes specializing in providing care to critically ill patients. Many of these providers are larger and more established than THC. The Company believes that to offer programs providing a cost-effective continuum of care, nursing homes and other companies are converting their facilities and developing programs that will be competitive with THC's hospitals. This trend is expected to continue due to cost-containment pressures and the efforts of nursing homes to expand their existing markets.

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

EMPLOYEES

  As of November 30, 1995, the Company had approximately 9,400 employees, of which approximately half were employed full time and half were employed part time. The employees at two of the Company's psychiatric hospitals and one THC hospital are covered by union agreements. The Company considers its labor relations to be satisfactory.

REGULATION AND REIMBURSEMENT

  The health care environment in which the Company operates is highly regulated and subject to frequent and substantial changes and proposals for change. There can be no assurance that state or federal regulatory and legislative bodies will not propose or enact rules or laws that could have a material adverse effect on the Company.

  The Company's hospitals are subject to substantial and continuous federal, state and local government regulation. Such regulations provide for periodic inspections and other reviews by state and local agencies, the United States Department of Health and Human Services ("HHS") and CHAMPUS to determine compliance with their respective standards pertaining to medical care, staffing utilization, safety and equipment necessary for continued licensing or participation in the Medicare, Medicaid or CHAMPUS programs. The admission and treatment of patients at the Company's psychiatric hospitals are also subject to state and federal regulation relating to confidentiality of medical records.

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

  Certain states have certificate of need ("CON") laws which generally provide that prior to the expansion of an existing facility, the construction of a new facility, the addition of beds, the acquisition of existing facilities or major items of equipment or certain changes in services, or the undertaking of a capital expenditure on behalf of a facility, approval must be obtained from the designated state health planning agency. The stated objective of the CON process is to promote quality health care at the lowest possible cost and avoid unnecessary duplication of services, equipment and facilities. If the Company is unable to obtain the requisite CONs, the growth of its business and especially that of THC could be adversely affected.

 Medicare and Medicaid

  During fiscal 1995, approximately 38% of the Company's United States psychiatric operating revenues were derived from patients covered by Medicare and Medicaid programs, and the Company anticipates that this participation will increase in the future. Medicare is a federal program that provides certain hospital and medical insurance benefits to persons age 65 and over and certain disabled persons. Medicaid is a medical assistance program administered by the states and partially funded by the federal government under which health care benefits are available to the indigent. Within the Medicare and Medicaid statutory framework, there are substantial areas subject to administrative rulings, interpretations and discretion which may affect payments made to providers.

  In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site Medicare certification surveys. The Medicare survey is limited if the hospital is JCAHO accredited. All but one of the U.S. psychiatric hospitals and all of THC's operating hospitals are certified as Medicare providers. The one U.S. psychiatric hospital that is not Medicare certified treats adolescents only. All but two of the Company's operating hospitals are certified by their respective state Medicaid programs. A loss of certification could adversely affect a hospital's ability to receive payments from Medicare and Medicaid.

  Prior to 1983, Medicare reimbursed hospitals for the reasonable direct and indirect cost of the services provided to beneficiaries. The Social Security Amendments of 1983 implemented PPS in an effort to reduce and control Medicare costs. Under PPS, inpatient costs are reimbursed based upon a fixed payment amount per discharge using diagnosis related groups ("DRGs"). The DRG payment under PPS is based upon the national average cost of treating Medicare patients with the same diagnosis. Although the average length of stay varies for each DRG, the average stay for all Medicare patients subject to PPS is approximately six days. An additional outlier payment is made for patients with unusually long lengths of stay or higher treatment costs. Outlier payments are designed to cover only marginal costs. Additionally, PPS payments can only be made once every 60 days for each patient. Thus, PPS creates an economic incentive for general acute care hospitals to discharge Medicare patients as soon as clinically possible.

  The Social Security Amendments of 1983 exempted psychiatric, rehabilitation, cancer, children's and long-term care hospitals from PPS. A long-term care hospital is defined as a hospital which has an average length of stay of greater than 25 days. The Company's experience is that THC's facilities are able to meet this definition. Under current law, inpatient operating costs for long-term care and psychiatric hospitals are reimbursed under a cost-based reimbursement system. The one exception to this rule is the initial six months of operations of a long-term care hospital which is subject to PPS reimbursement. As a result of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), reimbursement under the cost-based system is subject to a computed target amount per discharge (the "Target") for inpatient operating costs. A hospital's Target rate is the per discharge (case) limitation, derived from the hospital's allowable net Medicare inpatient operating costs in the hospital's base year, and updated for each subsequent hospital cost reporting period by the appropriate annual rate-of-increase percentage. If allowable net inpatient operating costs do not exceed the hospital's Target, payment to the hospital will be determined on the basis of the lower of (i) Net inpatient operating costs plus 50% of the difference between inpatient operating costs and the Target; or (ii) Net inpatient operating costs plus 5% of the Target. Prior to October 1, 1991, allowable Medicare operating costs per discharge in excess of the Target were not reimbursed. Effective October 1, 1991, if a hospital's allowable net inpatient operating costs exceed the Target, Medicare reimburses the lower of (i) the hospital's target amount plus 50% of the allowable Medicare operating costs per discharge in excess of the Target or (ii) 110% of the Target. With regard to hospitals certified prior to October 1, 1992, the TEFRA Target provisions do not apply with respect to hospitals that have been in operation for less than three full years. For hospitals certified on or after October 1, 1992, the TEFRA Target provisions do not apply with respect to hospitals that have been in operation for less than two full years. Under the Omnibus Budget Reconciliation Act of 1993 ("OBRA"), increases in the Target for fiscal years 1994 through 1997 are generally limited to the hospital market basket increase minus one percentage point.

  In October 1993, HHS, acting through the Health Care Financing Administration, issued a memorandum to its regional offices directing them to review carefully Medicare certification requests by long-term care hospitals operating in space leased from another hospital. The memorandum mandated new rules for long-term care hospitals to qualify for exclusion from PPS in a "hospital within a hospital" setting. The new rules require a separate governing body, separate medical and financial staffs, and 75% or more of the admissions must be referred from sources other than the "host" hospital. THC is currently in compliance with the new regulations with no exceptions.

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

 Rate Setting Laws

  In recent years various forms of prospective reimbursement legislation have been proposed or enacted in states in which the Company owns hospitals. For example, the Company's Florida hospitals are governed by a prospective reimbursement law which generally allows rate increases based on the Consumer Price Index. There has been a trend this last fiscal year in many of the states in which the Company operates psychiatric hospitals, to change to prospective reimbursement systems based upon data from prior year cost reports. These prospective rates have had positive and adverse effects on operations based upon each facility's ability to control costs. As this trend continues, even in states where the Company does not now have established hospitals, the decision to acquire or establish psychiatric facilities in such states will be impacted.

 Health Care Reform

  During 1995, the focus of health care legislation in Congress has been on budgetary and related funding mechanism issues. A number of reports, including the 1995 Annual Report of the Board of Trustees of the Federal Hospital Insurance Program (Medicare) have projected that the Medicare "trust fund" is likely to become insolvent by the year 2002 if the current growth rate of approximately 10% per year in Medicare expenditures continues. Similarly, federal and state expenditures under the Medicaid program are projected to increase significantly during the same seven-year period. In response to these projected expenditure increases, and as part of an effort to balance the federal budget, both the Congress and the Clinton Administration have made proposals to reduce the rate of increase in projected Medicare and Medicaid expenditures and to change funding mechanisms and other aspects of both programs. Congress has passed legislation that would substantially reduce payments to providers and would make significant changes in the Medicare and the Medicaid programs. While President Clinton vetoed this bill, the Clinton Administration has proposed alternate measures to reduce, to a lesser extent, projected increases in Medicare and Medicaid expenditures. To date neither proposal has become law.

  The Medicare legislation that was adopted by Congress would have, among other things reduced payments to providers (including the Company), and created incentives for Medicare beneficiaries to enroll in managed care plans. Earlier versions of this legislation also contained cost controls effecting long-term care hospitals, and the Administration's proposal included a moratorium on the designation of additional medicare long-term care hospitals. Changes in the Medicaid program would have reduced the number and extent of federal mandates concerning how state Medicaid programs operate (including levels of benefits provided and levels of payments to providers) and would have changed the funding mechanism from a sharing formula between the federal government and a state to "block grant" funding. The Company cannot predict the effect of any such legislation, if adopted, on its operations.

 Reimbursement Limitations and Cost-Containment

  Regardless of the outcome of any proposed health care reform bills, there will likely continue to be vigorous efforts to effectuate cost savings in the Medicare program. These efforts could include change in the reimbursement of the Company's long-term critical care hospitals to the DRG method. In fact, the conference report accompanying the 1993 OBRA urged prompt completion of a study of methods to subject hospitals such as THC's to PPS, from which they are currently exempt. Similar language was introduced in 1995 Legislation, but not incorporated into the final bill adopted by Congress. Even if cost-based reimbursement for the THC facilities continues, additional reimbursement limits may be imposed. Such cost-containment initiatives may vary substantially from the proposed structural reforms discussed above and may impact the Company more quickly and directly. Similar changes in reimbursement of psychiatric services could also adversely impact the Company's business and results of operations.

 Relationships With Physicans and Clinicians

  The Company is subject to federal and state laws that regulate its relationships with physicians and other providers of health care services. These laws include the Medicare and Medicaid anti-kickback statute, under which criminal penalties can be imposed upon persons who pay or receive any remuneration in return for referrals of patients for items or services reimbursed under the Medicare, Medicaid or certain state health care programs. Violations of this law also result in automatic exclusion from these programs. The Company is also subject to state and federal laws prohibiting false claims.

  The Department, courts and officials of the Office of Inspector General have broadly construed the anti-kickback statute. "Safe harbor" regulations promulgated by the Department define a narrow range of practices that will be exempted from prosecution or other enforcement action under this statute. To the extent that offers to pay or payments made are deemed to be for purposes of inducing referrals and do not satisfy all the criteria for a safe harbor, the arrangements could be found to violate the anti-kickback laws. Similarly, state fraud and abuse laws, which vary from state to state, are often vague and have infrequently been interpreted by courts or regulatory agencies. Given the breadth of these laws and the dearth of court rulings dealing with businesses like the Company's, there can be no assurance that the Company's arrangements with its providers will not be challenged. However, the Company has in place a compliance program, whereby all personnel including clinicians are required to execute Certificates of Understanding of and compliance with the CPC Mission and Standards of Business Conduct. Additionally, the evolving Compliance Program includes the establishment of a "hotline" where all employees are encouraged to call if they believe there is any illegal conduct or wrongdoing.

  OBRA of 1993 contains provisions ("Stark Act") prohibiting physicians having a financial relationship with the provider from making referrals for "designated health services" rendered by the provider which are paid for by the Medicare or Medicaid programs. These services include radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. In addition, if such a financial relationship exists, the entity is prohibited from billing for or receiving reimbursement on account of such referral. These provisions took effect January 1, 1995.

  Numerous exceptions are allowed under the Stark Act for financial arrangements that would otherwise trigger the referral prohibitions. These provide, under certain conditions, exceptions for relationships involving rental of office space and equipment, employment relationships, personal service arrangements, payments unrelated to designated services, physician recruitment, and certain isolated transactions. While the Department has issued regulations governing physician self-referrals of Medicare patients for clinical laboratory services, the Department has not yet issued regulations pertaining to referrals involving the other designated health services.

  The Company has contracts with physicians to provide hospital services and in some instances patient services. These contracts have been revised to meet the requirements of the Stark Act. However, until final regulations are promulgated or the contracts are otherwise tested, there can be no assurance that the contracts, or other applicable policies of the Company, will be found to be in compliance with the Stark Act.

ITEM 2. PROPERTIES

  This item incorporates by reference the tables of psychiatric and long-term critical care hospital and dialysis facility locations set forth in Item 1. Ownership information is set forth in the text of this item.

 U.S. Psychiatric Hospital Properties

  The Company operated 35 hospitals in the U.S. psychiatric division until November 1995 when the Company discontinued psychiatric operations at six of these facilities. One additional psychiatric hospital was closed in January of 1996.

  The Company owns, in fee simple, all of the real property on which its acute psychiatric hospital facilities are located except for one facility where the Company is a joint venture partner.

  The Company's existing hospital facilities range in size from 36,000 to 100,000 square feet and each psychiatric facility has sufficient acreage to allow space for outdoor recreation. All of the existing hospital buildings meet all state and local requirements for licensing as hospitals to provide the services indicated. Six facilities are being held for sale. The Company has entered into an agreement to sell one additional facility in March of 1996.

  As of November 30, 1995, one of the above-described facilities was shared with THC. As of November 30, 1995, the Company was in the process of converting two other previously shared facilities into dedicated long-term critical care facilities.

  The Company has four separate mortgage loans with lenders, each of which is secured by one of the Company's hospitals.

 Other Properties

  The Company leases office space for its Corporate office in Las Vegas, Nevada. The leases for this space aggregate approximately 22,000 square feet of office space with lease terms that expire in August 1996. The Company is currently building a new Corporate office which will be situated on the campus of the THC Las Vegas Hospital in Las Vegas, Nevada. THC Las Vegas will utilize a portion of this new building for administrative offices which will provide space within the existing hospital to be converted to direct patient care utilized space.

  The Company also owns a three-story building completed in 1988 used for a portion of its Corporate headquarters; medical office buildings adjacent to 13 of its hospital facilities; three parcels of land for potential hospital development or future sale, two parcels of land being developed for sale for investment purposes (non-hospital related), and one apartment in a location central to the Company's operations for use by employees whose duties require them to travel.

 United Kingdom Psychiatric Hospital Properties

  The Company owns the real property for 12 of its psychiatric hospitals. The real property of one hospital is owned as approximately one-half in fee simple and one-half leasehold. The Company also owns, in fee simple, one clinic specializing in the treatment of substance abuse. The Company leases one of its psychiatric hospitals. The Company operates two dialysis centers and a secure psychiatric facility from buildings located on National Health Service properties. All of the Company's existing facilities range in size from one-half acre to 24 acres.

 THC Properties

  The Company owns, in fee simple, the real property for 13 of its long-term critical care facilities. The Company also leases one long-term critical care facility. All of the Company's facilities are located on sites ranging from one to forty-two acres. As of November 30, 1995, THC operated one unit within one of the Company's psychiatric hospitals.

  The Company currently occupies an unused medical office building on the campus of a CPC psychiatric facility in Atlanta for its THC eastern regional office in Atlanta, Georgia.

ITEM 3. LEGAL PROCEEDINGS

  On September 28, 1995, the Company reached an agreement to settle certain consolidated securities class action lawsuits and a related shareholder derivative action. During the third and fourth quarter of 1995, the Company recorded charges totalling $46.0 million ($28.9 million after tax) relating to settlement of the lawsuits and associated legal fees and expenses. The suits, filed in late 1991, alleged violations of the federal securities laws by the Company and certain individuals between September 1990 and November 1991 arising from the activities of the U.S. Psychiatric Division.

  The principal terms of the agreement call for a settlement amount of $42.5 million consisting of a cash settlement fund of $21.25 million and the Company's common stock with an expected value of $21.25 million. The cash amount, plus interest, was paid in November 1995. The shares to be issued to the plaintiff class were previously repurchased by the Company pursuant to a stock buyback program during late 1991 through early 1993. The number of shares of common stock to be issued will be equal to $21.25 million divided by the average market value of the common stock over a 10-day trading period prior to the distribution of shares to settle claims, provided that in any event the minimum number of shares that will be issued is 1,931,818 and the maximum number of shares that will be issued is 3,035,714. The maximum limits would be triggered if the average market value of the common stock is at $7 per share or below. Upon issuance, these shares will have a dilutive effect on earnings per share. The agreement is subject to final court approval.

  While these cases allege actions taken before present management was in place, management continues to believe that the claims asserted in the shareholder suits lack merit. Nevertheless, the Company believed that it was prudent to settle these cases due to the continuing substantial costs of defense, the distraction of management's attention and the risks associated with litigation.

  On August 17, 1995 the Company reported developments pertaining to CPC Southwind Hospital in Oklahoma City, Oklahoma, which is operated by the Company's subsidiary, CPC Oklahoma, Inc. The first was the filing of a whistleblower suit against CPC Oklahoma, Inc. under the Federal False Claims Act, and the second concerned the seizure of certain of Southwind's records pursuant to a search warrant. On January 19, 1996, the Government filed an amended complaint alleging that Southwind Hospital submitted false claims to various federally-funded health care programs. The amended complaint contained an attached schedule of claims covering periods from 1990 through mid-1992. Since the service of the original complaint, Southwind Hospital has provided information to the Government on numerous issues based on internal review. The Company is currently in the process of reviewing the amended complaint. Management is presently unable to evaluate the potential impact of the suit on the Company.

  The Company is subject to ordinary and routine litigation incidental to its business, including those arising from patient treatment, injuries or death for which it is covered by liability insurance, and those arising from actions involving employees. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a) Market Information

      (1) (i) The Common Stock of Community Psychiatric Centers is traded on the New York and Pacific Stock Exchanges. Ticker symbol: CMY.

      (ii) The information in response to this portion of Item 5 is incorporated herein by reference from footnote 15 to the financial statements in Item 8.

    (b) Holders

      (1) Approximate number of holders of the $1.00 Par Value Common Stock of the Company at February 8, 1996: 1,913. The number of record holders includes banks and brokerage houses which are holding shares of the Company's Common Stock for an undetermined number of beneficial owners.

    (c) Dividends

      (1) The information in response to this portion of Item 5 is incorporated by reference from footnote 15 to the financial statements in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                                           YEAR ENDED NOVEMBER 30
                                -----------------------------------------------
                                  1995       1994     1993      1992     1991
                                ---------  -------- --------  -------- --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net operating revenues......... $ 506,663  $423,955 $335,578  $344,274 $392,873
Net income (loss)*.............   (41,632)   10,220  (24,892)   23,137   45,289
Total assets...................   604,625   600,004  530,340   540,600  569,670
Long-term debt, exclusive of
 current maturities............    84,883    69,090   40,718    26,293   27,172
Earnings (loss) per common
 share:*.......................     (0.95)     0.24    (0.58)     0.52     0.98
Dividends per share............      0.01      0.01     0.09      0.36     0.36

--------
* See "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Restructuring Charges (Credits)" and "Recent Accounting Pronouncements". See Note 14 to the Financial Statements regarding settlement costs--"Commitments and Contingencies".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the selected financial data on the preceding page, the consolidated financial statements and the notes to the consolidated financial statements appearing in Item 8.

 Restructuring Charges (Credits)

  Effective February 28, 1993, the Company recorded a pre-tax charge of $55.0 million ($35.0 million after tax) in connection with the decision to close seven of its U.S. psychiatric hospitals. The charge comprised $35.3 million to write down buildings and other fixed assets, $2.1 million to write off intangibles, $14.4 million for future operating losses of the seven hospitals and related corporate restructuring costs associated with terminating employees, and $3.2 million for additional accounts receivable allowances at the seven hospitals. Six of the restructured hospitals have ceased operations. The seventh hospital returned to operating status effective March 1, 1994. This facility was subsequently closed in November 1995 (see discussion below). Of the six closed hospitals, five have been sold and one has been converted into a long-term critical care hospital operated by the Company's wholly owned subsidiary, THC. The Company received cash proceeds of approximately $5.0 million and $5.3 million, respectively, in the first quarter of 1994 and the second and third quarters of 1995 from the sale of the five hospitals. The Company continues to hold property for sale with a remaining book value of $.3 million that was part of the 1993 restructuring.

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

  Effective February 28, 1994, the Company recorded a restructuring charge of $6.3 million ($3.8 million after tax) in connection with the decision to close three additional psychiatric facilities. The charge comprised $2.2 million for future operating losses, $1.5 million for restructuring costs associated with terminating employees and $2.6 million for additional accounts receivable allowances and reserves for other assets at the three hospitals. Approximately 225 employees of the restructured hospitals were terminated. Amounts charged against the reserve for estimated operating losses and termination benefits paid approximated amounts originally accrued. Total revenue and net operating income or (loss) for the three closed hospitals totalled $2.8 million and ($1.1 million) for the first quarter of 1994, $20 million and $.6 million for fiscal year 1993, and $23.5 million and $2.3 million for fiscal year 1992. Of the three closed hospitals, one is being held for sale, one was converted into a THC facility after the restructuring, and one was converted into a satellite hospital of a THC facility in September 1995.

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

  Effective November 30, 1995, the Company recorded a restructuring charge totalling $4.6 million ($2.8 million after tax), determined in accordance with the provisions of the January 1995 Financial Accounting Standards Board Emerging Issues Task Force Consensus No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)", ("EITF 94-3"), in connection with the decision to close six psychiatric facilities and three regional offices. EITF 94-3 requires the accrual of certain employee termination costs and costs resulting from a plan to exit an activity that are not associated with or that do not benefit activities that will continue and prohibits accrual of expected future operating losses of the activity exited. The charge comprised $3.4 million for employee termination benefits related to hospital operations and overhead personnel and $1.2 million for non-cancelable operating leases and other exit costs. Approximately 314 hospital employees and 65 corporate and regional employees were terminated. To date, amounts charged against the reserve for employee termination benefits paid approximated amounts accrued. Net operating revenue and net operating income or (loss) for the six closed hospitals totalled $28.5 million and ($2.8 million) for fiscal year 1995, $40.9 million and $2.1 million for fiscal year 1994, and $38.3 million and $6.9 million for fiscal year 1993. Of the six closed hospitals, three are being held for sale, two will become fully converted THC hospitals, and one has been exchanged for a similar building held by another health care provider and will be converted into a THC facility.

  Management continually reviews all facilities to evaluate potential closures, divestitures or conversions. Management may elect to close additional psychiatric facilities in the future which could result in additional charges to income for the costs necessary to exit the hospital operations.

 Recent Accounting Pronouncements

  In the fourth quarter of fiscal year 1995, the Company elected early adoption of the provisions of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The statement also requires that assets to be disposed of should be written down to fair value less selling costs. The adoption of FAS 121 resulted in the Company recording impairment losses of $46.0 million (see Note 3 to the financial statements for further discussion).

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company is in the process of evaluating the Statement. The potential impact on the Company of adopting the new standard has not been quantified at this time. The Company must adopt FAS 123 no later than December 1, 1996.

 Sources of Revenue

  For fiscal years 1995, 1994, and 1993, approximately 37%, 28%, and 19% of the Company's net revenues were paid by Medicare which based reimbursement on the Company's costs (except for THC hospitals in their first six months of operations which are reimbursed based on DRG rates). Medicare reimbursement as a percentage of total revenues has increased over the past three years as THC has grown significantly over that period of time. Net Medicare revenue for THC was 72%, 69%, and 77% of total THC net revenue during 1995, 1994, and 1993, respectively.

  For fiscal years 1995, 1994, and 1993, approximately 11%, 13%, and 16% of the Company's net revenue was derived from Medicaid with varying rates from state to state. Net revenue totalling 27%, 33%, and 30% was based upon negotiated rates with payors such as managed care companies, health maintenance organizations and preferred provider organizations. The Company expects the number of patients enrolled in managed care plans to grow in the future. Approximately 16%, 19%, and 30% of the Company's net revenues for 1995, 1994, and 1993 were derived from private sources and insurance companies which based reimbursement on the Company's price schedule. The Company believes that revenues form private sources will continue to decline in the future as purchasers of health care services continue to shift coverage to managed care plans.

  For fiscal years 1995, 1994, and 1993, approximately 4%, 4%, and 5% of the Company's revenues came from CHAMPUS, a federal government program which bases reimbursement generally on a regional average rate. Approximately 5% (3% in 1994) of the Company's 1995 net revenue was derived from government sources in the United Kingdom.

  Net revenues for the Psychiatric Division are subject to material seasonal variations each year during the summer months of the third quarter and around major holidays such as Christmas during the first quarter.

 Liquidity and Capital Resources

  At November 30, 1995, cash and cash equivalents were $17.3 million and total working capital was $115.3 million. Net cash provided from operating activities decreased from $16.4 million in 1994 to $6.0 million in 1995. The decrease is primarily attributable to cash paid to settle the securities lawsuit in fiscal year 1995 of $23.7 million offset by positive cash flows from operating activities. Net accounts receivable balances increased $10.6 million in 1995 as compared to $23.1 million during 1994. The main reason for the increase in accounts receivable during 1995 is the increased revenue generated by THC. Consolidated days revenue in accounts receivable were 84, 79, and 84 days at November 30, 1995, 1994, and 1993, respectively.

  The Company's current ratio in 1995, 1994, and 1993 was 2.4, 2.4, and 2.7, respectively. The Company's ratio of long-term debt to total equity at November 30, 1995, 1994, and 1993 was 21.3%, 15.7%, and 9.6%, respectively.
The increase in long-term debt is due to additional proceeds received from revolving credit facilities in the amount of $39.2 million during fiscal year 1995.

  Proceeds from revolving credit facilities were used to pay off $10.8 million of 8 1/2% subordinated guaranteed debentures that were due on March 1, 1995. A $.01 dividend ($.4 million) was paid to shareholders in redemption of all preferred share rights outstanding under the Shareholder Rights Agreement dated as of February 1, 1989.

  Purchases of fixed assets totalled $40.1 million in 1995. This amount included $5.8 million for a new office that the Company is building on the campus of the THC Las Vegas Hospital in Las Vegas, Nevada. This building and its parking structure will provide additional administrative offices, dining facilities and parking for the hospital as well as be the new location for the corporate office. In the second quarter of 1995, the Company acquired for $5.8 million, the land, building, and fixed assets for a THC facility that has been managed by THC since May of 1994. The Company also acquired two facilities in the United Kingdom for $3.3 million in 1995. Capital expenditures for 1996 are estimated to be $20.3 million for THC, $15.1 million for the U.K. Psychiatric Division, $11.0 million for the U.S. Psychiatric Division, and $6.1 million for the new corporate office building.

  During fiscal year 1995, proceeds totalling $5.3 million were received from the sale of three hospitals that were closed in 1993. The Company received net cash proceeds of approximately $5 million in January and February of 1994 from the sale of two closed facilities. The Company also received approximately $2.3 million in cash proceeds from three sales of vacant land during 1994.

  In January 1992, the Board of Directors authorized the expenditure of up to $50.0 million of cash on hand for the repurchase of the Company's common stock from time-to-time in the open market. As of November 30, 1992, the Company had purchased 2,890,000 shares for $31.1 million, including 451,000 at market value from the former chairman, under that authorization. Through November 30, 1993, an additional 85,000 shares were repurchased for $0.8 million. No common stock was repurchased in fiscal years 1995 or 1994.

  The Company has a $25.0 million revolving credit facility with Bank of America National Trust and Savings Association ("BofA"). At November 30, 1995, $25.0 million has been borrowed under this facility. The Company was able to borrow up to $25 million through November 30, 1995 (the revolving loan period), at which time the amount outstanding was converted into a term loan payable in equal quarterly installments through November 30, 1998. The Company's subsidiary in the United Kingdom has a credit facility whereby the Company is allowed to borrow up to $15 million. At November 30, 1995, approximately $15 million was outstanding under this facility. On May 6, 1994, the Company entered into an additional revolving credit facility with BofA for $50 million. As of November 30, 1995, $50 million was outstanding under this facility. Any amount outstanding under this facility is due and payable on February 28, 1997. The Company believes that its current cash and cash equivalent balances, its operating cash flow, and its ability to borrow additional funds will be sufficient to fund the Company's operations and capital expenditures through the end of fiscal 1996. The Company is presently evaluating proposals for additional funding from other financing sources. Additional funding sources will be needed to support further expansion of THC and the United Kingdom psychiatric division and to repay outstanding borrowings under the credit facilities.

 Operating Results

  The following table presents selected unaudited pro forma income statement data for the years ended November 30, 1995, 1994 and 1993 and excludes the restructuring charge and the operating results for the three hospitals restructured in the first quarter of 1994, the restructuring charge and credits recorded in both 1994 and 1995, as well as the impairment loss and settlement costs that were recorded in 1995. The data presented below may not be indicative of the results that would have been obtained had the restructurings actually occurred on the date assumed. In the opinion of management, this data includes all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the data set forth therein.

                                                       YEAR ENDED NOVEMBER 30
                                                     --------------------------
                                                       1995     1994     1993
                                                     -------- -------- --------
Net operating revenues.............................. $506,663 $422,363 $311,249
Other income........................................    2,513    3,785    2,301
                                                     -------- -------- --------
                                                      509,176  426,148  313,550
Operating expense...................................  384,818  326,616  235,000
General and administrative expense..................   39,444   33,775   26,806
Bad debt expense....................................   28,732   26,503   19,316
Depreciation and amortization.......................   23,344   18,524   13,790
Interest expense....................................    5,256    3,545    2,420
                                                     -------- -------- --------
                                                      481,594  408,963  297,332
Income before income taxes..........................   27,582   17,185   16,218
Income taxes........................................   10,536    6,960    6,325
                                                     -------- -------- --------
Net income.......................................... $ 17,046 $ 10,225 $  9,893
                                                     ======== ======== ========

 Fiscal Year 1995 Compared to Fiscal Year 1994

  The following discussion excludes the restructuring charge and the operating results for the three hospitals restructured in the first quarter of 1994, the restructuring charge and credits recorded in both 1994 and 1995, as well as the impairment loss and settlement costs that were recorded in 1995.

  Net operating revenues increased by approximately 20% from $422.4 million for the year ended November 30, 1994 to $506.7 million for the year ended November 30, 1995, the highest amount in the Company's history. The largest portion of this increase was a $93.9 million increase in THC revenue from $101.0 million in fiscal year 1994 to $194.9 million in fiscal year 1995. THC's same-store admissions and patient days increased 62.3% and 82.6%, respectively.

  Net operating revenues from the United States psychiatric hospitals decreased by 9.7% or approximately $26.7 million as a result of a 11.5% decrease in adjusted patient days offset by a 2.0% increase in net revenue per patient day. Net revenue per patient day increased as favorable Medicare and Medicaid cost report settlements exceeded prior year amounts by approximately $2 million in the current year. Adjusted patient days declined primarily due to the continuing decline in the average length of a patient's stay.

  Net operating revenues from the Company's United Kingdom operations increased by 37.0% or approximately $17.1 million as a result of an increase in same-store patient days of 15.6% and a 5.6% increase in average net revenue per patient day. The remaining portion of the increase in net operating revenue relates to additional patient days generated by three new facilities that started operations subsequent to the third quarter of 1994.

  Operating expenses decreased as a percentage of net operating revenues to 76.0% in the year ended November 30, 1995 from 77.3% in the year ended November 30, 1994. A higher percentage of THC's total costs are now being reimbursed because an increased number of THC hospitals have received certification for cost-based reimbursement under Medicare during fiscal year 1995 compared to fiscal year 1994. THC hospitals incur significant start up losses because they are not entitled to cost based reimbursement for Medicare patients until they are certified as long-term care hospitals. Pending such certification, these start up hospitals are reimbursed under the Medicare Prospective Payment System which does not pay the full cost of treating Medicare patients with the severity of illness treated at THC facilities. Of the 14 hospitals in operation during fiscal year 1995, 13 were certified as long-term care hospitals and therefore received cost-based reimbursement under Medicare, whereas at the same time in 1994, 13 facilities were in operation and 11 had been open long enough to receive their long-term care hospital certification. In addition, 11 facilities completed their TEFRA (the Tax Equity and Fiscal Responsibility Act of 1982) rate setting period during the current year and are now eligible for an additional incentive payment if their costs are less than the targeted rate per discharge.

  General and administrative expenses increased $5.7 million and decreased as a percentage of net operating revenues to 7.8% in 1995 from 8.0% in 1994. The increase in general and administrative expenses relates primarily to the fact that the Company has centralized functions at the corporate office such as central billing offices for the U.S. psychiatric division and THC as well as added increased reimbursement support. The Company also completed the installation of its new computer system in early 1995 and began incurring costs to support the new system beginning in the second quarter of 1995. All of these functions support the daily operations of the Company's hospitals. Also, additional Corporate administrative functions have been added to specifically support the expanded THC and United Kingdom operations.

  Bad debt expense as a percentage of net operating revenue was 5.7% for the year ended November 30, 1995 compared to 6.3% for the year ended November 30, 1994. Bad debt expense as a percentage of net operating revenues for THC has decreased from 5.6% in fiscal 1994 to 1.4% in fiscal 1995. Beginning in the middle of fiscal year 1994, the Company strengthened controls over admissions, insurance verification, and billing for THC revenues. The implementation of these controls has resulted in a decrease in uncollectible accounts and bad debt expense.

  Bad debt expense as a percentage of net operating revenues for the U.S. Psychiatric Division increased from 7.3% in 1994 to 10.3% in 1995. A portion of the increase relates to the fact that collections have slowed from certain State Medicaid programs that have converted to managed care initiatives in 1995. In addition the Company moved 11 psychiatric hospitals to a central billing office late in the fourth quarter of 1994 and in the first quarter of 1995 which also contributed to the slowdown in billings and collections and higher bad debt expense. The Company anticipates future increases in bad debt expense due to decreased annual and lifetime psychiatric maximum payment limits for individual patients and increased deductibles and co-insurance.

  Depreciation and amortization expense increased from 4.4% of net operating revenue in 1994 to 4.6% of net operating revenue in 1995 primarily due to an increased number of facilities at THC and in the United Kingdom.

  Other income decreased primarily due to the fact that the prior year included $2.0 million of gains on the sale of land that did not occur in the current year.

  Interest expense, net of capitalized interest, increased due to an increase in borrowings during fiscal year 1995.

  The decrease in the effective tax rate from 40.5% to 38.2% is primarily due to a reduction in the net operating loss valuation reserve for THC operating loss carryforwards that have been realized in the current year and those that are expected to be realized in future years.

  For the reasons described above, earnings before depreciation, amortization, interest, other income and income taxes for the year ended November 30, 1995 increased from $34.7 million in fiscal year 1994 to $53.7 million in fiscal year 1995.

 Fiscal Year 1994 Compared to Fiscal Year 1993

  The following discussion excludes the restructuring charges and operating results of the hospitals that were closed in 1994 and 1993.

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

  Net operating revenues from the Company's United Kingdom operations increased by 36.3% or approximately $12.3 million as a result of a 34.8% increase in inpatient days and a slight increase in average length of stay and net revenue per adjusted patient day. The Company's United Kingdom operations benefitted from the acquisition of one new hospital in the first quarter of 1994 and one new hospital in the fourth quarter of 1994.

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

  Bad debt expense increased as a percentage of net operating revenues to 6.3% in 1994 from 6.2% in 1993. The U. S. Psychiatric Division incurred specific provisions for bad debt expense of $2 million and $1 million, respectively, in the third and fourth quarters of 1994 related to temporary interruptions in Medicare reimbursements to partial hospitalization providers in California. The Company anticipates future increases in bad debt expense due to decreased annual and lifetime psychiatric maximum payment limits for individual patients and increased deductibles and co-insurance.

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

  For the reasons described above, earnings before depreciation, amortization, interest, and income taxes for the twelve months ended November 30, 1994 increased by approximately 15.3% to $34.7 million from $30.1 million in the prior year period and net earnings increased to $10.2 million from $9.9 million compared to the prior year period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information in response to this item is incorporated by reference from
Exhibit 1 in Item 14.

ITEM 9. CHANGE IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  The Board of Directors of the Company approved on September 28, 1995 the dismissal of Ernst & Young LLP and the engagement of Price Waterhouse LLP as the independent accountants of the Company for the fiscal year ending November 30, 1995, effective September 29, 1995, based on the recommendation of the Company's Audit Committee.

  The reports of Ernst & Young for the fiscal years ended November 30, 1993 and 1994 contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles.

  During the fiscal years ended November 30, 1993 and 1994 and the interim period from December 1, 1994 through September 29, 1995, the date of dismissal, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young would have caused it to make reference to the subject matter of the disagreement in connection with its report. No event described in paragraph
(a)(1)(v) of Item 304 of Regulation S-K occurred during the Company's fiscal years ended November 30, 1993 or 1994, or the period from December 1, 1994 through September 29, 1995, except that Ernst & Young advised management and the Board of Directors in a letter dated January 28, 1994, that, in connection with the audit of the Company's 1993 fiscal year its representatives had identified certain matters involving the internal control structure of the Company's subsidiary, Transitional Hospitals Corporation and its operations which Ernst & Young considered to be material weaknesses as defined under standards established by the American Institute of Certified Public Accountants. Ernst & Young further stated in that letter that these conditions were considered in determining the nature, timing, and extent of the procedures performed in their audit for the Company's 1993 fiscal year. Ernst & Young's letter to the Board of Directors dated January 27, 1995 issued in conjunction with the audit of the Company's 1994 fiscal year stated that they noted no matters involving the internal control structure and its operations that they considered to be material weaknesses as defined under standards established by the American Institute of Certified Public Accountants.

                                    PART III

  Information under the following items required by Part III of Form 10-K is incorporated by reference from Registrant's definitive Proxy Statement applicable to Registrant's 1996 Annual Meeting of Shareholders, or will be provided by Amendment to Form 10-K on Form 10-K/A, to be filed with the Commission by Registrant no later than 120 days subsequent to the end of its fiscal year.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements. The Financial Statements listed in response to
       Item 8 are filed herewith.

    2. The following Financial Statement Schedule is filed herewith:

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

       10.2   Amendment Number One dated as of July 29, 1994, to Employment
              Contract Number Four between Registrant and Richard L. Conte
              (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).*

       10.2.1 Employment Contract between Registrant and Richard L. Conte dated as of December 1, 1995.*

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

       10.5   Amendment Number One dated as of August 1, 1989, and Amendment
              Number Two dated as of December 1, 1989 to Restated and Amended
              Employment Contract between Registrant and Robert L. Green (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).

       10.6 Employment Agreement between Registrant and David A. Wakefield dated as of July 31, 1992 (filed as Exhibit 10.6 to Registrant's
              Annual Report on Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).*

       10.7 Employment Contract between Registrant and Wendy Simpson dated as of August 1, 1995.*

       10.8 Employment Contract between Registrant and Ronald L. Ooley dated as of June 1, 1994.*

       10.9 Termination Agreement between Registrant and Steven S. Weis dated as of December 30, 1994 (filed as Exhibit 10.8 to
               Registrant's Annual Report on Form 10-K for its fiscal year ended
               November 30, 1994 and incorporated in full herein by reference).

       10.9.1 Settlement Agreement between Registrant, Kay Seim, Richard Seim and Continuum Healthcare, Inc. dated as of February 19, 1996.

       10.10   Form of Indemnification Agreements between Registrant and its
               Directors and Executive Officers (filed as Exhibit C to
               Registrant's Proxy Statement, dated April 24, 1987, relating to the annual meeting of its shareholders on June 1, 1987, and incorporated in full herein by this reference).

       10.11   Registrant's 1989 Stock Incentive Plan (filed as Exhibit A to
               Registrant's Proxy Statement, dated July 12, 1989, and incorporated in full herein by this reference).*

       10.12   Form of Stock Option Agreement (filed as Exhibit 10.6.1 to
               Registrant's Report on Form 10-K for its fiscal year ended
               November 30, 1990 and incorporated in full herein by this reference).*

       10.12.1 Form of Nonstatutory Stock Option Agreement with Director (filed as Exhibit 10.6.2 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1990 and incorporated in full herein by this reference).*

       10.13   Registrant's Combined Stock Option Plan for Key Employees and
               Amendment Numbers One, Two, Three, Four and Five thereto (filed as Exhibit 10.7 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

       10.13.1 Form of Stock Option Agreement--General Stock Option (filed as
               Exhibit 10.7.1 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

       10.13.2 Form of Stock Option Agreement--Incentive Stock Option (filed as
               Exhibit 10.7.2 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

       10.14   Credit Agreement among Registrant, Transitional Hospitals
               Corporation and Bank of America National Trust and Savings
               Association, dated as of September 20, 1993 (filed as Exhibit 10 to Registrant's Report on Form 10-Q for its fiscal quarter ended
               August 31, 1993 and incorporated in full herein by this reference).

       10.14.1 Second Amendment to Credit Agreement among Registrant,
               Transitional Hospitals Corporation, and Bank of America National
               Trust and Savings Association, dated as of June 7, 1995.

       10.14.2 Letter dated February 26, 1996 waiving compliance for certain debt covenants under Credit Agreement referred to in Exhibit
               10.14.

       10.15   Credit Agreement, among Registrant, Priory Hospitals Group
               Limited and Bank of America National Trust and Savings
               Association dated as of December 23, 1993 (filed as Exhibit
               10.11 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1993, and incorporated herein by this reference).

       10.16   Credit Agreement among Registrant, Transitional Hospitals
               Corporation and Bank of America National Trust Savings
               Association, dated as of May 6, 1994 (filed as Exhibit 10 to
               Registrant's Report on Form 10-Q for its quarter ended May 31,
               1994, and incorporated herein by this reference).

       10.17   First Amendment to Credit Agreement among Registrant,
               Transitional Hospitals Corporation and Bank of America National
               Trust Savings Association dated as of December 14, 1994 (filed as Exhibit 10.15 to Registrant's Annual Report on
               Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).

       10.18   Second Amendment to Credit Agreement among Registrant,
               Transitional Hospitals Corporation, and Bank of America National
               Trust and Savings Association, dated as of February 28, 1995.

       10.18.1 Third Amendment to Credit Agreement among Registrant,
               Transitional Hospitals Corporation, and Bank of America National
               Trust and Savings Association, dated as of June 5, 1995.

       10.18.2 Fourth Amendment to Credit Agreement among Registrant,
               Transitional Hospitals Corporation, and Bank of America National
               Trust and Savings Association, dated as of February 26, 1996.

       10.19   Agreement and Promissory Note between Registrant and Richard
               Conte dated as of June 7, 1995 (filed as Exhibit 10 to
               Registrant's Report on Form 10-Q for its quarter ended
               August 31, 1995, and incorporated herein by this reference).

       10.20   Agreement and Promissory Note between Registrant and J. Rodney
               Laughlin dated as of November 9, 1995.

       10.21   Agreement and Promissory Note between Registrant and Ronald L.
               Ooley dated as of June 2, 1995.

       11      Statement re computation of earnings per share

       22      Subsidiaries of the Registrant

       23      Consents of Experts--Price Waterhouse LLP

       23.1    Consents of Experts--Ernst & Young LLP

       27      Financial Data Schedule

(b) Report on Form 8-K: On November 6, 1995, the Registrant filed Form 8-K/A disclosing a change in the Registrant's certifying accountants.
--------
* Required to be filed as an exhibit pursuant to item 14(c) of this Form.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COMMUNITY PSYCHIATRIC CENTERS

                                          By:   /s/ RICHARD L. CONTE
                                            ----------------------------------
Date: February 26, 1996                             Richard L. Conte
                                           Chairman of the Board of Directors
                                               and Chief Executive Officer
                                              (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                        DATE
             ---------                           -----                        ----
       /s/ RICHARD L. CONTE          Chairman of the Board of         February 26, 1996
------------------------------------  Directors and Chief
          Richard L. Conte            Executive Officer
                                      (Principal Executive
                                      Officer)


        /s/ WENDY SIMPSON            Director and Executive Vice      February 26, 1996
------------------------------------  President of the Company,
           Wendy Simpson              and Chief Financial Officer
                                      (Principal Financial
                                      Officer)


       /s/ DAVID WAKEFIELD           Director and Executive Vice      February 26, 1996
------------------------------------  President of the Company,
          David Wakefield             and Chairman Priory
                                      Hospitals Group


     /s/ HARTLEY FLEISCHMANN         Director                         February 26, 1996
------------------------------------
        Hartley Fleischmann


   /s/ JACK H. LINDHEIMER, M.D.      Director and Medical             February 26, 1996
------------------------------------  Director, U.S. Psychiatric
      Jack H. Lindheimer, M.D.        Services


  /s/ DANA L. SHIRES, JR., M.D.      Director                         February 26, 1996
------------------------------------
     Dana L. Shires, Jr., M.D.


       /s/ DAVID L. DENNIS           Director                         February 26, 1996
------------------------------------
          David L. Dennis


       /s/ ROBERT L. THOMAS          Director                         February 26, 1996
------------------------------------
          Robert L. Thomas


        /s/ STEVEN M. GRAY           Senior Vice President and        February 26, 1996
------------------------------------  Corporate Controller
           Steven M. Gray             (Principal Accounting
                                      Officer)

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

                          Financial Statement Schedule

                 Community Psychiatric Centers and Subsidiaries
                               Las Vegas, Nevada

                          Year Ended November 30, 1995

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                         COMMUNITY PSYCHIATRIC CENTERS

                        FORM 10-K ITEM 14(A)(1) AND (2)

        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  The following consolidated financial statements of Community Psychiatric Centers and Subsidiaries are included in Item 8:

  Report of Independent Accountants--Year ended November 30, 1995--Price Waterhouse LLP

  Report of Independent Auditors--Years ended November 30, 1994 and 1993-- Ernst & Young LLP

  Consolidated balance sheets--November 30, 1995 and 1994

  Consolidated statements of operations--Years ended November 30, 1995, 1994 and 1993

  Consolidated statements of stockholders' equity--Years ended November 30, 1995, 1994 and 1993

  Consolidated statements of cash flows--Years ended November 30, 1995, 1994 and 1993

  Notes to consolidated financial statements--November 30, 1995

  The following consolidated financial statement schedule of Community Psychiatric Centers and Subsidiaries is included in Item 14(d):

  Report of Independent Accountants on Financial Statement Schedule--Year ended November 30, 1995

  Schedule II--Valuation and Qualifying Accounts

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of
Community Psychiatric Centers

  In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Community Psychiatric Centers and its subsidiaries at November 30, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

  As discussed in Note 3 of the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.

PRICE WATERHOUSE LLP
Los Angeles, California
January 31, 1996

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Community Psychiatric Centers

  We have audited the accompanying consolidated balance sheet of Community Psychiatric Centers and Subsidiaries as of November 30, 1994 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended November 30, 1994. Our audits also included the financial statement schedule listed in the index at Item 14(a) as it relates to the two year period ended November 30, 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Community Psychiatric Centers and Subsidiaries at November 30, 1994 and the consolidated results of their operations and their cash flows for each of the two years in the period ended November 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as it relates to the two year period ended November 30, 1994, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Los Angeles, California
January 27, 1995

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                 NOVEMBER 30
                                                              -----------------
                                                                1995     1994
                                                              -------- --------
                                                               (IN THOUSANDS)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................. $ 17,263 $ 37,263
  Short-term investments.....................................    7,601   13,756
  Accounts receivable, less allowance for doubtful accounts
   (1995--$24,682 and 1994--$29,381).........................  113,686  103,128
  Receivable from third parties under reimbursement
   contracts.................................................    4,550      --
  Prepaid expenses and other current assets..................   14,756   18,305
  Property held for sale.....................................   15,512    2,374
  Refundable income taxes....................................   21,028      --
  Deferred income taxes......................................      951    3,773
                                                              -------- --------
Total current assets.........................................  195,347  178,599
Property, buildings and equipment, at cost, less allowances
 for depreciation............................................  354,192  376,765
Other assets:
  Refundable income taxes....................................      --     1,103
  Deferred income taxes......................................   21,334    1,720
  Other assets...............................................   24,862   25,207
                                                              -------- --------
                                                                46,196   28,030
Excess of investment in subsidiaries over net assets
 acquired, less accumulated amortization (1995--$2,351 and
 1994--$3,418)...............................................    8,890   16,610
                                                              -------- --------
                                                              $604,625 $600,004
                                                              ======== ========


                See notes to consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                                                             NOVEMBER 30
                                                        ----------------------
                                                           1995        1994
                                                        ----------  ----------
                                                        (IN THOUSANDS, EXCEPT
                                                           PAR VALUE DATA)
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................... $   18,194  $   18,305
  Accrued payroll and other expenses...................     34,949      30,498
  Income taxes payable.................................      4,425       5,845
  Payable to third parties under reimbursement
   contracts...........................................        --        5,802
  Accrued restructuring charges........................      3,693       1,429
  Current maturities on long-term debt.................     18,764      13,224
                                                        ----------  ----------
  Total current liabilities............................     80,025      75,103
Long-term debt, exclusive of current maturities........     84,883      69,090
Deferred credits:
  Deferred compensation................................      2,019       1,816
  Deferred income taxes................................     17,659      13,956
                                                        ----------  ----------
                                                            19,678      15,772
Commitments and contingencies
Obligation to be settled in common stock...............     21,250         --
Stockholders' equity:
  Preferred stock, par value $1 a share; authorized
   2,000 shares; none issued...........................        --          --
  Common stock, par value $1 a share; authorized
   100,000 shares; issued 46,856 in 1995 and 1994......     46,856      46,856
  Additional paid-in capital...........................     62,096      61,357
  Less due from employees for exercise of stock options
   ....................................................        --          (35)
                                                        ----------  ----------
                                                           108,952     108,178
  Retained earnings....................................    327,062     369,131
  Foreign currency translation adjustment..............     (2,943)     (1,805)
                                                        ----------  ----------
                                                           433,071     475,504
Less cost of treasury stock--3,166 shares in 1995 and
 3,265 shares in 1994..................................    (34,282)    (35,465)
                                                        ----------  ----------
                                                           398,789     440,039
                                                        ----------  ----------
                                                          $604,625    $600,004
                                                        ==========  ==========


                See notes to consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED NOVEMBER 30,
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
                                                  (IN THOUSANDS, EXCEPT PER
                                                        SHARE AMOUNTS)
Revenues:
  Net operating revenues......................... $506,663  $423,955  $335,578
  Investment and other income....................    2,513     3,785     2,301
                                                  --------  --------  --------
                                                   509,176   427,740   337,879
Costs and expenses:
  Operating expense..............................  384,818   328,508   256,661
  General and administrative expense.............   39,444    33,775    26,806
  Bad debt expense...............................   28,732    26,966    21,266
  Depreciation and amortization..................   23,344    18,649    14,330
  Interest expense...............................    5,256     3,545     2,420
  Settlement costs...............................   45,985       --        --
  Impairment loss................................   46,021       --        --
  Restructuring charge (credit)..................    2,110      (875)   54,950
                                                  --------  --------  --------
                                                   575,710   410,568   376,433
                                                  --------  --------  --------
Income (loss) before income taxes................  (66,534)   17,172   (38,554)
Income taxes (credit)............................  (24,902)    6,952   (13,662)
                                                  --------  --------  --------
Net income (loss)................................ $(41,632) $ 10,220  $(24,892)
                                                  ========  ========  ========
Net income (loss) per common share............... $  (0.95) $   0.24  $  (0.58)
                                                  ========  ========  ========
Average number of common shares..................   43,642    43,465    42,951
                                                  ========  ========  ========



                See notes to consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             AMOUNTS
                                            DUE FROM
                                            EMPLOYEES
                                               FOR                FOREIGN
                                 ADDITIONAL EXERCISE             CURRENCY   TREASURY STOCK
                         COMMON   PAID-IN   OF STOCK  RETAINED  TRANSLATION ----------------
                          STOCK   CAPITAL    OPTIONS  EARNINGS  ADJUSTMENT  SHARES   AMOUNT
                         ------- ---------- --------- --------  ----------- ------  --------
                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Balance at November 30,
 1992................... $46,856  $67,831     $(139)  $388,102    $(3,072)  (3,831) $(48,645)
  Exercise of employees'
   stock options........           (2,620)                                     153     4,283
  Payments on amounts
   due on stock options.                        104
  Income tax benefits
   derived from employee
   stock option
   transactions.........              130
  Stock repurchased.....                                                       (85)     (838)
  Net loss for the year.                               (24,892)
  Dividends paid, $.09
   per common share.....                                (3,865)
  Foreign currency
   translation
   adjustment...........                                             (743)
                         -------  -------     -----   --------    -------   ------  --------
Balance at November 30,
 1993...................  46,856   65,341       (35)   359,345     (3,815)  (3,763)  (45,200)
  Exercise of employees'
   stock options........           (4,052)                                     498     9,735
  Income tax benefits
   derived from employee
   stock option
   transactions.........               68
  Net income for the
   year.................                                10,220
  Dividends paid, $.01
   per common share.....                                  (434)
  Foreign currency
   translation
   adjustment...........                                            2,010
                         -------  -------     -----   --------    -------   ------  --------
Balance at November 30,
 1994...................  46,856   61,357       (35)   369,131     (1,805)  (3,265)  (35,465)
  Exercise of employees'
   stock options........             (206)                                     102     1,235
  Expiration of employee
   stock options........               17        35                             (3)      (52)
  Income tax benefits
   derived from employee
   stock option
   transactions.........              928
  Net loss for the year.                               (41,632)
  Dividends paid, $.01
   per common share.....                                  (437)
  Foreign currency
   translation
   adjustment...........                                           (1,138)
                         -------  -------     -----   --------    -------   ------  --------
Balance at November 30,
 1995................... $46,856  $62,096     $   0   $327,062    $(2,943)  (3,166) $(34,282)
                         =======  =======     =====   ========    =======   ======  ========

                See notes to consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED NOVEMBER 30
                                                 ----------------------------
                                                   1995      1994      1993
                                                 --------  --------  --------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)............................... $(41,632) $ 10,220  $(24,892)
Items not resulting in cash flows:
  Depreciation and amortization.................   23,344    18,649    14,330
  Provision for uncollectible accounts..........   28,732    26,966    21,266
  Settlement costs..............................   22,315       --        --
  Impairment loss...............................   46,021       --        --
  Restructuring charge (credit).................    2,110      (875)   54,950
  Gain on sale of property, buildings and
   equipment....................................      --     (1,970)     (232)
  Other.........................................   (1,418)   (3,637)   (1,795)
Changes in assets and liabilities, exclusive of
 business acquisitions:
  Short-term investments........................    6,155    (2,824)  (10,932)
  Accounts receivable...........................  (39,290)  (50,070)  (23,948)
  Receivable/payable to third parties under
   reimbursement contracts......................  (10,352)      812     3,170
  Accounts payable and accrued expenses.........    4,340    10,438    11,334
  Accrued restructuring costs...................      154      (942)   (8,892)
  Dividends payable.............................      --       (111)   (3,839)
  Income taxes..................................  (34,435)    9,709   (10,685)
                                                 --------  --------  --------
Net cash provided from operations...............    6,044    16,365    19,835
FINANCING:
Proceeds from revolving credit facilities.......   39,195    41,982    13,267
Dividends paid..................................     (437)     (434)   (3,865)
Purchase of treasury shares.....................      --        --       (838)
Payments of deferred compensation...............     (634)     (162)   (6,448)
Net proceeds from exercise of stock options.....    1,029     5,683     1,897
Payments on long-term debt......................  (18,859)   (1,402)     (667)
                                                 --------  --------  --------
Net cash provided from financing activities.....   20,294    45,667     3,346
INVESTING:
Payment received on notes.......................    4,591     3,437       669
Purchase of property, buildings and equipment...  (40,139)  (48,760)  (58,269)
Investment in pre-opening costs.................   (2,899)   (4,225)   (2,904)
Proceeds from sale of property, buildings and
 equipment......................................    5,289     7,393     1,039
Loans made to officers..........................   (4,055)   (1,242)     (227)
Investment in affiliate.........................      --        --     (1,602)
Payment for business acquisitions:
  Property, buildings and equipment.............   (8,604)   (4,787)     (965)
  Excess of purchase price over fair value of
   assets acquired..............................     (521)   (1,225)   (4,119)
                                                 --------  --------  --------
Net cash used for investing activities..........  (46,338)  (49,409)  (66,378)
                                                 --------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................  (20,000)   12,623   (43,197)
Beginning cash and cash equivalents.............   37,263    24,640    67,837
                                                 --------  --------  --------
Ending cash and cash equivalents................ $ 17,263  $ 37,263  $ 24,640
                                                 ========  ========  ========

                See notes to consolidated financial statements.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          NOVEMBER 30, 1995 AND 1994

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

  The Company provides long-term critical care services to patients suffering from long-term complex medical problems in the United States. The Company also provides psychiatric services in the United States and United Kingdom. The Company currently offers a broad spectrum of services including inpatient, partial hospitalization, outpatient and residential treatment programs.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CASH EQUIVALENTS

  The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Those highly liquid assets with a maturity of more than three months are classified as short-term investments.

PROPERTY, BUILDINGS AND EQUIPMENT

  Depreciation is computed on the straight-line method based on the estimated useful lives of fixed assets of 31.5 to 40 years for buildings and three to ten years for furniture and equipment.

INTANGIBLE ASSETS

  Intangible assets consist mainly of goodwill, which represents the excess of investment in subsidiaries over the fair value of net assets acquired from acquisitions. Goodwill acquired in acquisitions prior to fiscal year 1995 is being amortized on a straight-line basis over 40 years. The amortization period for goodwill acquired in 1995 is 20 years. The Company also has intangible assets related to covenants not to compete with two former Chairmen of the Board of Directors. The covenants are amortized over the life of the agreements (see Note 9).

  The Company monitors changes in circumstances that could indicate that the carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of the asset by determining whether the carrying amount will be recovered through future expected cash flows. The Company recorded an impairment loss of approximately $9.7 million related to intangible assets in 1995 (see Note 3).

PREOPENING COSTS

  Costs incurred prior to the opening of new facilities are deferred and amortized on a straight-line basis over a five-year period.

CAPITALIZATION OF INTEREST

  Interest incurred in connection with development and construction of hospitals is capitalized as part of the related property.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

NET OPERATING REVENUES

  Net operating revenues include amounts for hospital services estimated by management to be reimbursable by federal and state government programs (Medicare, Medicaid and CHAMPUS); managed care programs (managed care companies, health maintenance organizations and preferred provider organizations) and private pay payors (private sources and insurance companies which base reimbursement on the Company's price schedule).

  The following table summarizes the percent of net operating revenue generated from all payors.

                                                               1995  1994  1993
                                                               ----  ----  ----
   Medicare..................................................   37%   28%   19%
   Medicaid..................................................   11    13    16
   CHAMPUS...................................................    4     4     5
   Other Government (United Kingdom).........................    5     3    --
                                                               ---   ---   ---
     Total Government........................................   57    48    40
   Managed Care..............................................   27    33    30
   Private pay...............................................   16    19    30
                                                               ---   ---   ---
     Total...................................................  100%  100%  100%
                                                               ===   ===   ===

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

CONCENTRATION OF CREDIT RISK

  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and short-term investments and receivables from government programs.

  The Company maintains cash equivalents and short-term investments with various financial institutions. The Company's policy is designed to limit exposure to any one institution. The Company performs periodic evaluations of the relative credit standing to those financial institutions that are considered in the Company's investment strategy. The Company and management do not believe that there are any significant credit risks associated with receivables from governmental programs. Negotiated and private receivables consist of receivables from various payors, including individuals involved in diverse activities, subject to differing economic conditions, and do not represent any concentrated credit risks to the Company. Furthermore, management continually monitors and adjusts its reserves and allowances associated with these receivables.

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

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

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

RECENT ACCOUNTING PRONOUNCEMENTS

  In the fourth quarter of fiscal year 1995, the Company elected to adopt early the provisions of Financial Accounting Standards No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The statement also requires that assets to be disposed of should be written down to fair value less selling costs. The adoption of FAS 121 resulted in the Company recording impairment losses of $46.0 million (see Note 3 to the financial statements for further discussion).

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company is in the process of evaluating the Statement. The potential impact on the Company of adopting the new standard has not been quantified at this time. The Company must adopt FAS 123 no later than December 1, 1996.

RECLASSIFICATIONS

  Certain amounts have been reclassified to conform with 1995 presentations.

NOTE 2--RESTRUCTURING CHARGES (CREDITS)

  Effective February 28, 1993, the Company recorded a pre-tax charge of $55.0 million ($35.0 million after tax) in connection with the decision to close seven of its U.S. psychiatric hospitals. The charge comprised $35.3 million to write down buildings and other fixed assets, $2.1 million to write off intangibles, $14.4 million for future operating losses of the seven hospitals and related corporate restructuring costs associated with terminating employees, and $3.2 million for additional accounts receivable allowances at the seven hospitals. Six of the restructured hospitals have ceased operations. The seventh hospital returned to operating status effective March 1, 1994. This facility was subsequently closed in November 1995 (see discussion below). Of the six closed hospitals, five have been sold and one has been converted into a long-term critical care hospital

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES operated by the Company's wholly owned subsidiary, THC. The Company received cash proceeds of approximately $5.0 million and $5.3 million, respectively, in the first quarter of 1994 and the second and third quarters of 1995 from the sale of the five hospitals. The Company continues to hold property for sale with a remaining book value of $.3 million that was part of the 1993 restructuring.

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

  Effective February 28, 1994, the Company recorded a restructuring charge of $6.3 million ($3.8 million after tax) in connection with the decision to close three additional psychiatric facilities. The charge comprised $2.2 million for future operating losses, $1.5 million for restructuring costs associated with terminating employees and $2.6 million for additional accounts receivable allowances and reserves for other assets at the three hospitals. Approximately 225 employees of the restructured hospitals were terminated. Amounts charged against the reserve for estimated operating losses and termination benefits paid approximated amounts originally accrued. Total revenue and net operating income or (loss) for the three closed hospitals totalled $2.8 million and ($1.1 million) for the first quarter of 1994, $20 million and $.6 million for fiscal year 1993, and $23.5 million and $2.3 million for fiscal year 1992. Of the three closed hospitals, one is being held for sale (carrying value of $1.5 million), one was converted into a THC facility after the restructuring, and one was converted into a satellite hospital of a THC facility in September 1995.

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

  Effective November 30, 1995, the Company recorded a restructuring charge totalling $4.6 million ($2.8 million after tax), determined in accordance with the provisions of the January 1995 Financial Accounting Standards Board Emerging Issues Task Force Consensus No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)", ("EITF 94-3"), in connection with the decision to close six psychiatric facilities and three regional offices. EITF 94-3 requires the accrual of certain employee termination costs and costs resulting from a plan to exit an activity that are not associated with or that do not benefit activities that will continue and prohibits accrual of expected future operating losses of the activity exited. The charge comprised $3.4 million for employee termination benefits related to hospital operations and overhead personnel and $1.2 million for non-cancelable operating leases and other exit costs. Approximately 314 hospital employees and 65 corporate and regional employees were terminated. To date, amounts charged against the reserve for employee termination benefits paid approximated amounts accrued. Net operating revenue and net operating income or (loss) for the six closed hospitals totalled $28.5 million and ($2.8 million) for fiscal year 1995, $40.9 million and $2.1 million for fiscal year 1994, and $38.3 million and $6.9 million for fiscal year 1993. Of the six closed hospitals, three are being held for sale, two will become fully converted THC hospitals, and one will be exchanged for a similar building held by another health care provider and will be converted into a THC facility.

  Management continually reviews all facilities to evaluate potential closures, divestitures or conversions. Management may elect to close additional psychiatric facilities in the future which could result in additional charges to income for the costs necessary to exit the hospital operations.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

NOTE 3--IMPAIRMENT OF ASSETS

  In the fourth quarter of fiscal year 1995, the Company elected early adoption of the provisions of FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The statement also requires that assets to be disposed of should be written down to fair value less selling costs. Based on a comparison of the recorded values of long-lived assets (defined as land, buildings, fixed assets and goodwill) against the expected future cash flows to be generated by the assets of three U.S. Psychiatric facilities that were closed in November 1995 as well as three U.S. Psychiatric facilities which have experienced recent declines in operating performance, and after applying the principles of measurement contained in the Statement, the Company recorded an asset impairment charge of approximately $26.5 million. Using the same principles as described above, the Company recorded an asset impairment charge of approximately $5.3 million on land that is being held for sale. The closed facilities as well as the land held for sale are classified as assets held for sale with a carrying value of $13.7 million after the impairment writedown. All assets held for sale pertain to the U.S. Psychiatric Division.

  The Company completed its installation of a new computer system in the first quarter of 1995. As several of the promised applications did not function as specified, an impairment loss of approximately $8.1 million ($6.8 million related to the U.S. Psychiatric Division and $1.3 million related to THC) was recorded in the fourth quarter of 1995 to write down a portion of the total cost of the system. The Company also shortened the estimated useful life of the system to two years in anticipation of implementing a new alternative.

  In November of 1995, the Company closed Harvard Medical Limited, a patient liaison business in West Germany due to recent declines in operating performance. Based on these factors, the Company recorded an impairment loss of $4.1 million to write off the goodwill related to this Company.

NOTE 4--ACQUISITIONS

  During 1995, the Company acquired two hospitals in the United Kingdom for $3.3 million. The Company also purchased for $5.8 million, the land, building, and fixed assets for a THC facility that had been managed by THC since May of 1994. The excess of the purchase price over the fair value of these assets totalled $.5 million and is being amortized over 20 years.

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

  The aggregate total costs of the acquisitions in fiscal 1993 and fiscal 1994 exceeded the fair value of the assets acquired by approximately $5.3 million. The excess is being amortized on a straight-line basis over a 40-year period.

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

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

NOTE 5--PROPERTY, BUILDINGS AND EQUIPMENT

  Property, buildings and equipment are summarized as follows:

                                                              NOVEMBER 30
                                                           -------------------
                                                             1995       1994
                                                           ---------  --------
                                                             (IN THOUSANDS)
   Land................................................... $  51,598  $ 61,570
   Buildings and improvements.............................   300,388   302,779
   Furniture, fixtures and equipment......................    92,933    94,285
   Construction in progress (estimated additional cost to
    complete at
    November 30, 1995--$17.5 million) ....................    12,599    11,068
                                                           ---------  --------
                                                             457,518   469,702
   Less accumulated depreciation..........................  (103,326)  (92,937)
                                                           ---------  --------
                                                           $ 354,192  $376,765
                                                           =========  ========

  The Company incurred interest expense of $7.2 million, $4.8 million and $2.5 million in 1995, 1994 and 1993, respectively, including $1.9 million, $1.3 million and $.2 million which was capitalized in 1995, 1994 and 1993, respectively.

  Interest paid was $7.3 million, $4.1 million, and $2.5 million during 1995, 1994 and 1993, respectively.

NOTE 6--INCOME TAXES

  The Company accounts for income taxes under the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of November 30, 1995 and November 30, 1994, are as follows (in thousands):

                                                                1995     1994
                                                               -------  -------
   Deferred tax liabilities:
     Excess tax depreciation.................................. $23,425  $21,978
     Other....................................................   2,018    1,859
     Restructuring charge.....................................  (7,784)  (9,881)
                                                               -------  -------
       Total deferred tax liabilities......................... $17,659  $13,956
                                                               =======  =======
   Deferred tax assets:
    Current:
     Excess of book over tax bad debt provision............... $   701  $ 3,506
     Other....................................................     250      267
                                                               -------  -------
       Total current deferred tax assets...................... $   951  $ 3,773
                                                               =======  =======
   Non-current:
     Impairment loss.......................................... $18,108  $   --
     Net operating loss.......................................   5,952    3,781
     Restructuring charge.....................................   1,094    1,827
     Excess tax depreciation..................................  (1,649)  (1,647)
     Other....................................................      (9)    (287)
     Net operating loss valuation reserve.....................  (2,162)  (1,954)
                                                               -------  -------
       Total non-current deferred tax assets.................. $21,334  $ 1,720
                                                               =======  =======

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

  Deferred tax liabilities and assets by tax jurisdictions are as follows as of November 30, 1995 (in thousands):

                                             DEFERRED            DEFERRED
                                             TAX ASSET        TAX LIABILITIES
                                        ------------------- -------------------
                                        CURRENT NON-CURRENT CURRENT NON-CURRENT
                                        ------- ----------- ------- -----------
U.S. Federal Income Taxes
 (consolidated)........................  $ 830    $15,862     $--     $15,334
Foreign (U.K.).........................    --         --       --       2,325
State..................................    121      5,472      --         --
                                         -----    -------     ---     -------
                                         $ 951    $21,334     $--     $17,659
                                         =====    =======     ===     =======

  For financial reporting purposes, income before income taxes includes the following components:

                                                       1995     1994     1993
                                                     --------  ------- --------
                                                          (IN THOUSANDS)
Pretax income (loss):
 United States...................................... $(79,772) $ 7,846 $(44,796)
 Foreign............................................   13,238    9,326    6,242
                                                     --------  ------- --------
                                                     $(66,534) $17,172 $(38,554)
                                                     ========  ======= ========

  Significant components of the provision for income taxes attributable to continuing operations are as follows:

                                                       1995     1994     1993
                                                     --------  ------  --------
                                                          (IN THOUSANDS)
Current:
  Federal........................................... $(14,931) $1,497  $ (3,576)
  Foreign...........................................    4,580   1,996     2,169
  State.............................................   (1,507)  1,614       611
                                                     --------  ------  --------
    Total current...................................  (11,858)  5,107      (796)
Deferred:
  Federal...........................................   (9,992)  1,295    (9,967)
  Foreign...........................................      331   1,364       (94)
  State.............................................   (3,383)   (814)   (2,805)
                                                     --------  ------  --------
    Total deferred..................................  (13,044)  1,845   (12,866)
                                                     --------  ------  --------
                                                     $(24,902) $6,952  $(13,662)
                                                     ========  ======  ========

  The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rate to income tax expense is:

                                    1995             1994            1993
                              ----------------- -------------- -----------------
                               AMOUNT   PERCENT AMOUNT PERCENT  AMOUNT   PERCENT
                              --------  ------- ------ ------- --------  -------
                                           (AMOUNTS IN THOUSANDS)
Tax at U.S. statutory rates.  $(22,622)   (34)% $5,838    34%  $(13,108)   (34)%
State income taxes, net of
 federal tax benefit,
 (charge)...................    (3,227)    (5)     528     3     (1,448)    (4)
Restructuring--intangibles..       --      --      --     --        730      2
Other--net..................       947      2      586     4        164      1
                              --------    ---   ------   ---   --------    ---
                              $(24,902)   (37)% $6,952    41%  $(13,662)   (35)%
                              ========    ===   ======   ===   ========    ===

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

  The Company made income tax payments of $8.0 million in 1995. The Company received income tax refunds (net of income taxes paid of $4.5 million and $3.2 million) of $2.3 million and $3.2 million in 1994 and 1993, respectively.

NOTE 7--LONG TERM DEBT

  Long term debt is summarized as follows:

                                                                  1995    1994
                                                                -------- -------
                                                                 (IN THOUSANDS)
Borrowings under revolving credit agreements..................  $ 90,326 $55,169
5 3/4% Convertible Subordinated Debentures due 2012,
 convertible into Common Stock of the Company at $35.89 per
 share, may be redeemed at 103.75% of face value as of
 October 15, 1992 declining annually to 100% of face value on
 or after October 15, 1999....................................     6,885   7,366
8 3/4% Subordinated Guaranteed Debentures due 1996 (net of
 unamortized discount of $24).................................     4,980   4,956
8 1/2% Subordinated Guaranteed Debentures due 1995............       --   10,840
Notes payable, collateralized by deeds of trust on land,
 buildings and equipment with a cost of approximately $8,051, payable in installments to 2004 including interest ranging
 from 7% to 10 1/2%...........................................     1,449   1,903
Note payable due December 31, 1994, interest payable quarterly
 at the LIBOR rate plus 2%....................................       --    1,485
Other.........................................................         7     595
                                                                -------- -------
                                                                 103,647  82,314
  Less current portion........................................    18,764  13,224
                                                                -------- -------
                                                                $ 84,883 $69,090
                                                                ======== =======

  During May 1994, the Company, Transitional Hospitals Corporation (THC--the Company's wholly-owned long-term care subsidiary) and Bank of America National Trust and Savings Association ("the Bank") entered into a credit agreement ("the Agreement") whereby the Company or THC may borrow, repay and reborrow up to $50 million through February 28, 1997. Interest is payable at LIBOR plus 2.75% through February 28, 1995. Interest through February 28, 1997 is payable at LIBOR plus 1-2%, based on calculated ratios as documented in the Agreement. As of November 30, 1995, $50 million is outstanding under this Agreement.

  During September 1993, the Company entered into a credit agreement ("the Agreement") whereby the Company was able to borrow up to $25 million through November 30, 1995 (the revolving loan period), at which time the amount outstanding was converted into a term loan payable in equal quarterly installments through November 30, 1998. Interest is payable at the lesser of
(1) LIBOR plus 1.25% during the revolving loan period and LIBOR plus 1.50% during the term loan period or (2) the greater of (a) the Bank's reference rate or (b) the Fed Funds rate plus .5%. As of November 30, 1995, $25 million is outstanding under this Agreement.

  During October 1993, the Company's subsidiary in the United Kingdom entered into a temporary revolving credit facility whereby the Company was allowed to borrow up to $7.5 million through December 31, 1993. Interest was to be calculated at the rate of interest at which sterling pounds deposits would be offered to major banks in the London interbank market, plus 1.25%. A final loan agreement was signed in December 1993 to replace the temporary facility whereby the Company was able to borrow up to 10 million sterling pounds through November 30, 1995, at which time the amount outstanding was converted into a term loan payable in equal quarterly installments through November 30, 1998. Interest on five million sterling pounds of this facility is fixed at 8.95%. Interest on the balance is payable at the sterling pounds LIBOR rate plus 1.25% up to the conversion

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES date and LIBOR plus 1.50% after the conversion date. As of November 30, 1995, $15.6 million is outstanding under this facility.

  The Agreements contain provisions which, among other things, place restrictions on borrowing, capital expenditures and the payment of dividends, and requires the maintenance of certain financial ratios including tangible net worth, fixed charge coverage and funded debt. The Company is currently in compliance with or has received a waiver for all material covenants and restrictions contained in the Agreements. Borrowings are unsecured and are guaranteed by the Company's domestic subsidiaries.

  Under the terms of the Debenture Payment Assumption Agreement, Vivra Incorporated was obligated to pay $4.1 million of the 8 1/2% Subordinated Guaranteed Debentures that were paid off in 1995. The balance as of November 30, 1994 was reduced by that amount.

  The conversion price of the convertible debentures is subject to antidilutive provisions.

  The annual maturities of debt for five years ending November 30, 2000 are as follows (in thousands):

      1996.............................................................. $18,764
      1997..............................................................  63,709
      1998..............................................................  13,613
      1999..............................................................     172
      2000..............................................................     158

NOTE 8--CAPITAL STOCK AND STOCK OPTIONS

  The Company has stock option plans whereby options may be granted at not less than 100% of fair market value at the date of grant and are exercisable at any time thereafter for a period of ten years, or five years for options granted prior to November 8, 1990. Options granted on and after November 8, 1990, are exercisable 20% at date of grant with the remaining 80% becoming exercisable at the rate of 20% each December 1 thereafter, with the exception of 100,000 options re-issued to certain officers of the Company (see below) which vested immediately. At the time of exercise, at least one-third is payable in cash and the balance, if any, with a five-year note bearing interest at 8%. The unpaid portion of options exercised, evidenced by a note, has been deducted from Stockholders' Equity in the accompanying Consolidated Balance Sheets. Stock options may also be exercised by the return of previously acquired shares of common stock. Shares obtained by such exercises are included in treasury stock and valued at the market value at date of exercise.

  The Compensation Committee of the Board of Directors recommended at their January 25, 1996 meeting that future stock options granted to certain key employees be related to the performance of the Company's stock. The Committee authorized management to utilize an outside compensation consultant to devise such a plan.

  On May 20, 1993, the Company issued 860,000 of non-qualified options to several key executives. The option price is $20 above the closing price of the Company's stock on the date of grant, or $29.50 per share. During fiscal year 1994, 146,000 shares of converging options were issued at an option price of $24.50 per share. For each year during which the Company meets specified performance targets, the option price will decrease by $5.00 until the option price and market price converge. The option price will be fixed at the market price on the date of convergence and the options will vest. If convergence does not occur during the first five years after grant of the options, the options will be cancelled and the shares will revert to the 1989 Stock Incentive Plan and be available for reissuance. The Company met these targets for fiscal 1993. The Company did not meet these targets in fiscal 1994 or 1995.

  On February 14, 1992, 315,200 outstanding options granted in previous years at prices ranging from $18.54 to $34.13 were revalued to $14.63, the market price on that day. Options granted previously to the five then most highly-compensated officers were not revalued. On January 29, 1993, 717,249 options granted previously to those individuals were cancelled, revalued, and re-issued at a 1 to 2 ratio. The options were granted in previous

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES years at prices ranging from $24.08 to $26.81. The options were revalued to $10.88, $.25 higher than the closing market price on that day.

  A summary of activity under the plans during 1995, 1994 and 1993 is as follows:

                                       NUMBER OF                     AGGREGATE
                                        SHARES         PER SHARE    OPTION PRICE
                                     -------------  --------------- -------------
                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Options outstanding at November 30,
 1992..............................      2,064,000  $   10.88-31.88 $    42,076
  Options granted..................      2,325,000       9.50-33.00      40,673
  Options cancelled and expired....     (1,017,000)     14.63-31.88     (23,593)
  Options revalued and reissued....        359,000            10.88       3,906
  Treasury stock issued on
   exercise........................       (153,000)     10.88-14.63      (1,663)
                                     -------------  --------------- -----------
Options outstanding at November 30,
 1993..............................      3,578,000       9.50-33.00      61,399
  Options granted..................      1,264,000      12.38-24.50      18,591
  Options cancelled and expired....       (498,000)      9.50-33.00      (5,673)
  Treasury stock issued on
   exercise........................       (355,000)      9.50-33.00      (5,295)
  Options converged................                           24.50      (4,300)
                                     -------------  --------------- -----------
Options outstanding at November 30,
 1994..............................      3,989,000       9.50-28.88      64,722
  Options granted..................      1,676,000       9.88-12.88      18,243
  Options cancelled and expired....       (758,000)      9.50-24.50     (10,839)
  Treasury stock issued on
   exercise........................       (102,000)      9.50-12.88      (1,029)
                                     -------------  --------------- -----------
Options outstanding at November 30,
 1995..............................      4,805,000  $    9.50-28.88 $    71,097
                                     =============  =============== ===========

  The market value of the Company's common stock at the date the options were exercised was $10.88-$13.63, $11.88-$18.75, and $13.00-$13.88 for 1995, 1994,
and 1993, respectively.

  At November 30, 1995, 1.7 million options were exercisable and .7 million (1.7 million and 2.7 million at November 30, 1994 and 1993) were available for grant under the plans.

NOTE 9--DEFERRED COMPENSATION

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

  Effective November 30, 1989, a former Chairman of the Board of Directors terminated his employment with the Company and began receiving deferred compensation benefits. Approximately $162,000 of the annual payment of $323,000 is charged to expense as consideration for services rendered over the term of the consulting and noncompetition agreements which extend to November 30, 2000. Such former Chairman has notified the Company of his position that certain provisions in the contract that accelerate the payment of certain deferred compensation have been triggered and that up to $4.5 million is now due from the Company thereunder. The Board of Directors has established a committee of directors to evaluate such claims of this former Chairman and to recommend the appropriate action to be taken by the Company.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

NOTE 10--OPERATING LEASES

  The Company leases its Corporate headquarters for a term of two years ending in August 1996. The Company also leases one hospital at THC, one hospital in the United Kingdom, and various other clinics, outpatient operations and equipment over terms ranging generally from one to five years. Rent expense related to noncancellable operating leases amounted to $3.5 million and $2.2 million for the years ended November 30, 1995 and 1994, respectively. Rent expense related to noncancellable leases was immaterial for 1993.

  Future minimum lease payments required under noncancellable operating leases as of November 30, 1995 are as follows: 1996--$3.4 million; 1997--$2.5 million; 1998--$2 million; 1999--$1.7 million; and 2000--$1.5 million.

NOTE 11--PROFIT SHARING PLAN

  The Company has a noncontributory, trusteed profit sharing plan which is qualified under Section 401 of the Internal Revenue Code. All regular non-union employees in the United States (union employees are eligible if the collective bargaining agreement so specifies) with at least 1,000 hours of service per annum, over 21 years of age, and employed at year-end are eligible for participation in the plan after one year of employment. The Company's contribution to the plan for any fiscal year, as determined by the Board of Directors, is discretionary, but is limited to an amount which is deductible for federal income tax purposes. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no contributions made by the Company in 1995, 1994 and 1993. During 1993, a 401(k) segment was added to the plan which allows employees to defer a portion of their salary on a pre-tax basis. The Company may match a portion of the amount deferred. The Company's matching contribution is determined by the Board of Directors each year. During 1995, 1994, and 1993 no matching contribution was made.

NOTE 12--BUSINESS SEGMENT INFORMATION

  The Company is engaged in two principal business segments. The Company provides psychiatric services for adults, adolescents, and children with acute psychiatric, emotional, substance abuse, and behavioral disorders in the United States (plus Puerto Rico) and the United Kingdom. The Company also offers long-term critical care services in the United States.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

  The following tables have been prepared in accordance with the requirements of FASB Statement No. 14. This information has been derived from the Company's accounting records.

                                                    YEAR ENDED NOVEMBER 30
                                                  ----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------
                                                        (IN THOUSANDS)
Net operating revenues:
  U.S. Psychiatric division.....................  $248,408  $276,698  $283,539
  U.K. Psychiatric division.....................    63,319    46,226    33,918
  Long-term critical care division..............   194,936   101,031    18,121
                                                  --------  --------  --------
                                                  $506,663  $423,955  $335,578
Operating profit:
  U.S. Psychiatric division.....................  $ 14,345  $ 29,778  $ 26,559
  U.K. Psychiatric division.....................    17,880    12,558     8,893
  Long-term critical care division..............    21,444    (7,630)   (4,607)
                                                  --------  --------  --------
                                                  $ 53,669  $ 34,706  $ 30,845
Other income and expense:
  Other income..................................  $  2,513  $  3,785  $  2,301
  Depreciation and amortization.................   (23,344)  (18,649)  (14,330)
  Interest expense..............................    (5,256)   (3,545)   (2,420)
  Settlement costs..............................   (45,985)      --        --
  Impairment loss...............................   (46,021)      --        --
  Restructuring (charge) credit.................    (2,110)      875   (54,950)
                                                  --------  --------  --------
    Earnings (loss) before income taxes.........  $(66,534) $ 17,172  $(38,554)
Identifiable assets:
  U.S. Psychiatric division.....................  $343,082  $396,377  $410,892
  U.K. Psychiatric division.....................    78,248    68,640    50,550
  Long-term critical care division..............   183,295   134,987    68,898
                                                  --------  --------  --------
                                                  $604,625  $600,004  $530,340
Depreciation and amortization expense:
  U.S. Psychiatric division.....................  $ 12,318  $ 11,197  $ 12,161
  U.K. Psychiatric division.....................     3,214     2,514     1,691
  Long-term critical care division..............     7,812     4,938       478
                                                  --------  --------  --------
                                                  $ 23,344  $ 18,649  $ 14,330
Capitalized expenditures for property, building,
 and equipment: (1)
  U.S. Psychiatric division.....................  $ 13,276  $ 11,194  $  9,104
  U.K. Psychiatric division.....................     7,962     6,209     5,018
  Long-term critical care division..............    18,901    31,357    44,147
                                                  --------  --------  --------
                                                  $ 40,139  $ 48,760  $ 58,269

--------
(1) Excludes assets acquired in business acquisitions of $8.6 million, $4.8 million and $1 million in 1995, 1994 and 1993, respectively.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  Cash and Cash Equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

  Short-Term Investments: The fair values for marketable securities are based on quoted market prices which approximate their carrying values.

  Long-Term and Short-Term Debt: The carrying amounts of the Company's long-term and short-term debt approximates its fair value.

NOTE 14--COMMITMENTS AND CONTINGENCIES

  On September 28, 1995, the Company reached an agreement to settle certain consolidated securities class action lawsuits and a related shareholder derivative action. During the third and fourth quarter of 1995, the Company recorded charges totalling $46.0 million ($28.9 million after tax) relating to settlement of the lawsuits and associated legal fees and expenses. The suits, filed in late 1991, alleged violations of the federal securities laws by the Company and certain individuals between September 1990 and November 1991 arising from the activities of the U.S. Psychiatric Division.

  The principal terms of the agreement call for a settlement amount of $42.5 million consisting of a settlement fund of $21.25 million and the Company's common stock with an expected value of $21.25 million. The cash amount, plus interest, was paid in November 1995. The shares to be issued to the plaintiff class were previously repurchased by the Company pursuant to a stock buyback program during late 1991 through early 1993. The number of shares of common stock to be issued will be equal to $21.25 million divided by the average market value of the common stock over a 10-day trading period prior to the distribution of shares to settle claims, provided that in any event the minimum number of shares that will be issued is 1,931,818 and the maximum number of shares that will be issued is 3,035,714. The maximum limits would be triggered if the average market value of the common stock is at $7 per share or below. Upon issuance, these shares will have a dilutive effect on earnings per share. The agreement is subject to final court approval.

  While these cases allege actions taken before present management was in place, management continues to believe that the claims asserted in the shareholder suits lack merit. Nevertheless, the Company believed that it was prudent to settle these cases due to the continuing substantial costs of defense, the distraction of management's attention and the risks associated with litigation.

  On August 17, 1995 the Company reported developments pertaining to CPC Southwind Hospital in Oklahoma City, Oklahoma, which is operated by the Company's subsidiary, CPC Oklahoma, Inc. The first was the filing of a whistleblower suit against CPC Oklahoma, Inc. under the Federal False Claims Act, and the second concerned the seizure of certain of Southwind's records pursuant to a search warrant. On January 19, 1996, the Government filed an amended complaint alleging that Southwind Hospital submitted false claims to various federally-funded health care programs. The amended complaint contained an attached schedule of claims covering periods from 1990 through mid-1992. Since the service of the original complaint, Southwind Hospital has provided information to the Government on numerous issues based on internal review. The Company is currently in the process of reviewing the amended complaint. Management is presently unable to evaluate the potential impact of the suit on the Company.

  The Company is subject to ordinary and routine litigation incidental to its business, including those arising from patient treatment, injuries or death for which it is covered by liability insurance, and those arising from actions involving employees. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

NOTE 15--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a tabulation of the unaudited quarterly data for the three years ended November 30, 1995:

                                        THREE MONTHS ENDED
                            -------------------------------------------
                            FEBRUARY 28  MAY 31  AUGUST 31  NOVEMBER 30
                            ----------- -------- ---------  -----------
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
1995
Total revenues............   $120,370   $136,661 $128,563    $123,582
Net earnings (loss).......      5,930      9,178  (24,332)    (32,408)
Earnings (loss) per common
 share*...................       0.14       0.21    (0.56)       (.74)
Per common share:
 Dividend declared........        --         .01      --          --
 Stock prices:
  High....................     12 1/2     13 3/4   13 1/2      12 1/2
  Low.....................      9 5/8     11 1/2   10 1/2      10 1/4
1994
Total revenues............   $ 92,525   $108,806 $105,660    $120,749
Net earnings..............        625      2,389    1,667       5,539
Earnings per common
 share**..................       0.01       0.06     0.04        0.13
Per common share:
 Dividend declared........        --         .01      --          --
 Stock prices:
  High....................         19     18 3/4       15      15 5/8
  Low.....................     12 1/4         13   11 5/8       9 1/4
1993
Total revenues............   $ 84,689   $ 86,149 $ 80,009    $ 87,032
Net earnings (loss).......    (37,935)     3,490    4,068       5,485
Earnings (loss) per common
 share***.................       (.88)      0.08     0.09        0.13
Per common share:
 Dividends declared.......        .09        --       --          --
 Stock prices:
  High....................     11 3/4     13 3/4   12 3/4      14 7/8
  Low.....................      8 7/8          9    9 3/4      10 1/8

--------
* Included in earnings per share for the second quarter of 1995 is a restructuring credit $(.03) totalling $2.5 million ($1.5 million after tax) from the resolution of previously restructured psychiatric assets. Earnings per share in the third quarter of 1995 include $(.65) for a pre-tax charge of $45.0 million ($28.4 million after tax) relating to the settlement of shareholder litigation. Earnings per share in the fourth quarter of 1995 include a charge of $(.01) related to legal expenses associated with the legal settlement and $(.65) for a pre-tax charge of $46.0 million ($28.4 million after tax) related to impairment of assets. Also included in the fourth quarter of 1995 is a pre-tax restructuring charge of $4.6 million ($2.8 million after tax) or $.07 per share related to employee termination benefits and other costs in connection with the decision to close six psychiatric hospitals and three regional offices.

** Earnings per share in the first quarter of 1994 include $(.09) for a pre-tax charge of $6.3 million ($3.8 million after tax) in connection with the decision to close three psychiatric facilities. Also included in earnings per share for the first quarter is a restructuring credit $(.10) totalling $7.2 million ($4.3 million after tax) from the resolution of previously restructured psychiatric assets.

*** Earnings per share in the first quarter of 1993 include $(.81) for a pre-tax charge of $55.0 million ($34.9 million net of tax) in connection with the restructuring of certain of its psychiatric hospitals.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

NOTE 16--SUBSEQUENT EVENTS

  On December 20, 1995, the Company announced that its Board of Directors has preliminarily approved a plan to spin-off its U.S. Psychiatric Division in the form of a taxable dividend distribution of U.S. Psychiatric Division common stock to the Community Psychiatric Centers Shareholders.

  The spin-off is subject to a number of conditions, including regulatory and other third party approvals, market conditions, final approval of the Board of Directors and Shareholder approval. It is anticipated that the spin-off and related matters will be submitted to Shareholders at the Annual Meeting which will be scheduled at a later date. The special dividend is expected to be distributed by mid 1996.

  On January 19, 1996, the Company closed Parkwood Hospital, a U.S. Psychiatric hospital located in Atlanta, Georgia. The fixed assets of this hospital were written down to their estimated fair market values as part of the FASB 121 writedown (see footnote 3, Impairment of Assets). In the first quarter of 1996, the Company expects to record a restructuring charge of an undetermined amount related to termination benefits to be paid to the employees of the closed hospital.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To The Board of Directors
of Community Psychiatric Centers

  Our audit of the consolidated financial statements of Community Psychiatric Centers and its subsidiaries referred to in our report dated January 31, 1996 with respect to consolidated financial statements included in this Annual Report on Form 10-K also included an audit of Financial Statement Schedule II of Community Psychiatric Centers and its subsidiaries for the year ended November 30, 1995. In our opinion, this Financial Statement Schedule of Community Psychiatric Centers and its subsidiaries for the year ended November 30, 1995 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the year ended November 30, 1995.

Price Waterhouse LLP
Los Angeles, California
January 31, 1996

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

        COLUMN A          COLUMN B           COLUMN C            COLUMN D    COLUMN E
        --------         ----------- ------------------------  ------------ -----------
                                            ADDITIONS
                                     ------------------------
                         BALANCE AT  CHARGED TO    CHARGED
                          BEGINNING     COSTS      TO OTHER                 BALANCE AT
                             OF          AND      ACCOUNTS--   DEDUCTIONS--   END OF
      DESCRIPTION          PERIOD     EXPENSES     DESCRIBE      DESCRIBE     PERIOD
      -----------        ----------- ----------- ------------  ------------ -----------
Allowance for doubtful
 accounts:
Year ended November 30,
 1993................... $21,365,000 $21,266,000 $(19,943,000)      (1)     $22,658,000
                                                      (30,000)      (2)
Year ended November 30,
 1994...................  22,658,000  26,966,000  (20,325,000)      (1)      29,381,000
                                                       82,000       (2)
Year ended November 30,
 1995...................  29,381,000  28,732,000  (33,383,000)      (1)      24,682,000
                                                      (48,000)      (2)

--------
(1)Write-offs, net of recoveries.
(2)Foreign currency translation adjustment.

                                EXHIBIT INDEXES

 EXHIBIT
   NO.                               DOCUMENT
 -------                             --------
  3      Articles of Incorporation and By-Laws:
  3.1    Restated Articles of Incorporation as adopted by vote of
          shareholders on May 20, 1993 (filed as Appendix B to
          Registrant's Proxy Statement dated April 20, 1993, relating to the annual meeting of its shareholders on May 20, 1993 and incorporated in full herein by this reference).
  3.2    By-Laws as amended by vote of shareholders on May 23, 1991
          (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-
          K for its fiscal year ended November 30, 1991 and incorporated in full herein by this reference) and as amended by vote of shareholders on May 20, 1993 (filed as Appendix A to
          Registrant's Proxy Statement dated April 20, 1993, relating to the annual meeting of its shareholders on May 20, 1993, and incorporated in full herein by this reference).
 10      Material Contracts
 10.1    Employment Contract Number Four between Registrant and Richard
          L. Conte, dated as of
          May 1, 1992 (filed as Exhibit 10.1 to Registrant's Annual
          Report on Form 10-K for its fiscal
          year ended November 30, 1993, and incorporated in full herein by reference).*
 10.2    Amendment Number One dated as of July 29, 1994 to Employment
          Contract Number Four between Registrant and Richard L. Conte
          (filed as Exhibit 10.2 to Registrant's Annual Report on Form
          10-K for its fiscal year ended November 30, 1994 and
          incorporated in full herein by reference).*
 10.2.1  Employment Contract between Registrant and Richard L. Conte dated as of December 1, 1995.*
 10.3    Supplemental Retirement Contract between Registrant and Richard
          L. Conte, dated as of
          September 1, 1988 (filed as Exhibit 10.4 to Registrant's Annual
          Report on Form 10-K for its fiscal year ended November 30, 1988 and incorporated in full herein by this reference).*
 10.4    Restated and Amended Employment Contract between Registrant and
          Robert L. Green, dated
          June 1, 1988 (filed as Exhibit 10.1 to Registrant's Annual
          Report on Form 10-K for its fiscal
          year ended November 30, 1988, and incorporated in full herein by this reference).
 10.5    Amendment Number One dated as of August 1, 1989, and Amendment
          Number Two dated as of December 1, 1989 to Restated and Amended
          Employment Contract between Registrant and Robert L. Green
          (filed as Exhibit 10.5 to Registrant's Annual Report on Form
          10-K for its fiscal year ended November 30, 1994 and
          incorporated in full herein by reference).
 10.6    Employment Agreement between Registrant and David A. Wakefield dated as of July 31, 1992 (filed as Exhibit 10.6 to
          Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).*
 10.7    Employment Contract between Registrant and Wendy Simpson dated as of August 1, 1995.*
 10.8    Employment Contract between Registrant and Ronald L. Ooley dated as of June 1, 1994.*
 10.9    Termination Agreement between Registrant and Steven S. Weis dated as of December 30, 1994 (filed as Exhibit 10.8 to
          Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).
 10.9.1  Settlement Agreement between Registrant, Kay Seim, Richard Seim and Continuum Healthcare, Inc. dated as of February 19, 1996.
 10.10   Form of Indemnification Agreements between Registrant and its
          Directors and Executive Officers (filed as Exhibit C to
          Registrant's Proxy Statement, dated April 24, 1987, relating to the annual meeting of its shareholders on June 1, 1987, and incorporated in full herein by this reference).
 10.11   Registrant's 1989 Stock Incentive Plan (filed as Exhibit A to
          Registrant's Proxy Statement, dated July 12, 1989, and
          incorporated in full herein by this reference).*
 10.12   Form of Stock Option Agreement (filed as Exhibit 10.6.1 to
          Registrant's Report on Form 10-K for its fiscal year ended
          November 30, 1990 and incorporated in full herein by this
          reference).*

 EXHIBIT
   NO.                               DOCUMENT
 -------                             --------
 10.12.1 Form of Nonstatutory Stock Option Agreement with Director (filed as Exhibit 10.6.2 to Registrant's Report on Form 10-K for its
          fiscal year ended November 30, 1990 and incorporated in full herein by this reference).*
 10.13   Registrant's Combined Stock Option Plan for Key Employees and
          Amendment Numbers One, Two, Three, Four and Five thereto (filed as Exhibit 10.7 to Registrant's Report on Form 10-K for its
          fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*
 10.13.1 Form of Stock Option Agreement--General Stock Option (filed as
          Exhibit 10.7.1 to Registrant's Report on Form 10-K for its
          fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*
 10.13.2 Form of Stock Option Agreement--Incentive Stock Option (filed as
          Exhibit 10.7.2 to Registrant's Report on Form 10-K for its
          fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*
 10.14   Credit Agreement among Registrant, Transitional Hospitals
          Corporation and Bank of America National Trust and Savings
          Association, dated as of September 20, 1993 (filed as Exhibit
          10 to Registrant's Report on Form 10-Q for its fiscal quarter ended August 31, 1993 and incorporated in full herein by this reference).
 10.14.1 Second Amendment to Credit Agreement among Registrant,
          Transitional Hospitals Corporation, and Bank of America
          National Trust and Savings Association, dated as of June 7,
          1995.
 10.14.2 Letter dated February 26, 1996 waiving compliance for certain debt covenants under Credit Agreement referred to in Exhibit
          10.14.
 10.15   Credit Agreement, among Registrant, Priory Hospitals Group
          Limited and Bank of America National Trust and Savings
          Association dated as of December 23, 1993 (filed as Exhibit
          10.11 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1993, and incorporated herein by this reference).
 10.16   Credit Agreement among Registrant, Transitional Hospitals
          Corporation and Bank of America National Trust Savings
          Association, dated as of May 6, 1994 (filed as Exhibit 10 to
          Registrant's Report on Form 10-Q for its quarter ended May 31,
          1994, and incorporated herein by this reference).
 10.17   First Amendment to Credit Agreement among Registrant,
          Transitional Hospitals Corporation and Bank of America National
          Trust Savings Association, dated as of December 14, 1994 (filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for
          its fiscal year ended November 30, 1994 and incorporated in full herein by this reference).
 10.18   Second Amendment to Credit Agreement among Registrant,
          Transitional Hospitals Corporation, and Bank of America
          National Trust and Savings Association, dated as of February
          28, 1995.
 10.18.1 Third Amendment to Credit Agreement among Registrant,
          Transitional Hospitals Corporation, and Bank of America
          National Trust and Savings Association, dated as of June 5,
          1995.
 10.18.2 Fourth Amendment to Credit Agreement among Registrant,
          Transitional Hospitals Corporation, and Bank of America
          National Trust and Savings Association, dated as of February
          26, 1996.
 10.19   Agreement and Promissory Note between Registrant and Richard
          Conte dated as of June 7, 1995 (filed as Exhibit 10 to
          Registrant's Report on Form 10-Q for its quarter ended August
          31, 1995, and incorporated herein by this reference).


 EXHIBIT
   NO.                              DOCUMENT
 -------                            --------
 10.20   Agreement and Promissory Note between Registrant and J. Rodney
          Laughlin dated as of November 9, 1995.
 10.21   Agreement and Promissory Note between Registrant and Ronald L.
          Ooley dated as of June 2, 1995.
 11      Statement re computation of earnings per share.
 22      Subsidiaries of the Registrant.
 23      Consents of Experts-Price Waterhouse LLP
 23.1    Consents of Experts-Ernst & Young LLP
 27      Financial Data Schedule
         (b) Report on Form 8-K: On November 6, 1995, the Registrant
             filed Form 8-K/A disclosing a change in the Registrant's
             certifying accountants.

--------
* Required to be filed as an exhibit pursuant to item 14(c) of this Form.