Form 10-K405/A
period 1995-11-30
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1996-03-28
CIK 22764

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A NO. 1

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

            FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 1-7008

                         COMMUNITY PSYCHIATRIC CENTERS
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                             94-1599386
(STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)


6600 W. CHARLESTON BOULEVARD SUITE 118, LAS VEGAS, NV              89102
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (702) 259-3600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

      TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------   -----------------------------------------
 COMMON STOCK, $1.00 PAR VALUE              NEW YORK STOCK EXCHANGE
                                            PACIFIC STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the voting stock held by nonaffiliates of the Registration on February 8, 1996, based on the closing price on the New York Stock Exchange was $398,671,000

         Number of shares outstanding on February 8, 1996:  46,856,000

================================================================================

Items 10, 11, 12 and 13 are hereby amended to read in their entirety as set forth below.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS

     The following table lists and provides biographical data about the directors of the Company.

                                                                                                 DIRECTOR
                                                      OCCUPATION AND                           CONTINUOUSLY    TERM
         NAME            AGE                        BUSINESS EXPERIENCE                           SINCE       EXPIRES
----------------------   ---   -------------------------------------------------------------   ------------   -------
David L. Dennis.......    47   Managing Director Investment Banking, Donaldson, Lufkin             1991          1996
                               & Jenrette Securities Corporation, responsible for that
                               corporation's health care and media industry financing on
                               the West Coast since 1989.  Mr. Dennis is also a director of
                               Westwood One, Inc., a producer and distributor of radio
                               programs.

David A. Wakefield....    49   Chairman, Priory Hospitals Group since 1993; Executive              1992          1996
                               Vice President since 1992, responsible for hospital
                               operations and development in the United Kingdom and
                               Europe; Senior Vice President--United Kingdom and
                               European Division 1988-1992.

Wendy L. Simpson......    46   Executive Vice President, Chief Financial Officer since             1995          1996
                               December 1994; Senior Vice President--Transitional
                               Hospitals Corporation 1994; Senior Vice President and
                               Chief Financial Officer, Weisman Taylor Simpson &
                               Sabatino 1992-1994; Senior Vice President and Chief
                               Financial Officer, American Medical International 1990-
                               1991; Vice President and Controller, American Medical
                               International 1988-1990.  Ms. Simpson is also a director of
                               LTC Properties, Inc., a real estate investment trust.

Richard L. Conte......    43   Chairman of the Board of Directors since May 21, 1992,              1991          1997
                               Chief Executive Officer since April 13, 1992 and President since October 7, 1993; President 1991-1992; Chief Financial
                               Officer 1989-1991; Executive Vice President---Dialysis,
                               European and Home Health Division 1985-1989;
                               General Counsel 1980-1990.

Dana L. Shires,.......    63   Physician in private practice since 1961 specializing in            1989          1997
 M.D.                          nephrology; Chairman, Chief Executive Officer and
                               President of LifeLink Foundation, a not-for-profit
                               corporation.

Robert L. Thomas......    71   Retired since 1993; Consultant, 1992-1993 and Executive             1993          1997
                               Director, 1977-1992, National Association of Private
                               Psychiatric Hospitals, a nonprofit entity.

Hartly Fleischmann....    68   Attorney since 1952, member of Fleischmann &                        1972          1998
                               Fleischmann, San Francisco, California, engaged in the
                               general practice of law; counsel to the Company since 1971.

Jack H. Lindheimer,...    64   Corporate Medical Director, U.S. Psychiatric Services since         1983          1998
 M.D.                          1991; Medical Director, CPC Alhambra Hospital 1970-
                               1992; physician in private practice since 1960, specializing in psychiatry.

                                                                                                 DIRECTOR
                                                      OCCUPATION AND                           CONTINUOUSLY    TERM
         NAME            AGE                        BUSINESS EXPERIENCE                           SINCE       EXPIRES
----------------------   ---   -------------------------------------------------------------   ------------   -------

Nigel Petrie..........    49   Managing Director, First Hydro Company ("First Hydro"),             1995         1998
                               a pumped storage hydro electric generation business in
                               North Wales, United Kingdom, since 1996; General
                               Manager of the Pumped Storage Business of National Grid
                               Company plc (predecessor to First Hydro), from 1993-1996;
                               General Manager, resourcing, National Grid Company, from
                               1989-1993; member of the Board of Directors of the Priory
                               Hospitals Group, a subsidiary of CPC, since 1994.

INFORMATION CONCERNING EXECUTIVE OFFICERS

     The following table lists and provides biographical data about the executive officers of the Company.

                                                                                         PERIOD OF SERVICE AND
            NAME                AGE             TITLE                                     BUSINESS EXPERIENCE
-----------------------------   ---   -------------------------   ------------------------------------------------------------------

Richard L. Conte.............    43   Chairman of the Board,      Appointed Chairman of the Board May 21, 1992, Chief  Executive
                                      Chief Executive Officer     Officer April 13, 1992 and President October 7, 1993; President
                                      and President               1991-1992; Chief Financial Officer 1989-1991, Executive Vice
                                                                  President--Dialysis, European and Home Health Division 1985-1989;
                                                                  General Counsel 1980-1990.

William E. Hale..............    49   Executive Vice President    Appointed Executive Vice President and President--U.S. Psychiatric
                                      of the Company and          Division November 1995; Executive Vice President and Chief
                                      President - U.S.            Operating Officer--Managed Care Services Division, May
                                      Psychiatric Division        1995-November 1995; Senior Vice President, Operations and Business
                                                                  Development, Charter Medical Corporation ("Charter"), November
                                                                  1993-May 1995; Vice President, Hospital Operations--Western
                                                                  Division, Charter, December 1992-November 1993; Chief Operating
                                                                  Officer, Behavioral Health Resources, December 1987-December 1992.


James R. Laughlin............    49   Executive Vice President    Appointed Executive Vice President 1993 and
                                      of the Company and          President--Transitional Hospitals Corporation 1992; President, The
                                      President--Transitional     Phoenix Group, health care consultants 1991-1992; Executive Vice
                                      Hospitals Corporation       President, Development and Administrative Services, Charter
                                                                  Medical Corporation 1987-1990.

David A. Wakefield...........    49   Executive Vice President    Appointed Chairman--Priory Hospitals Group 1993 and Executive Vice
                                      of the Company and          President 1992; Senior Vice President--United Kingdom and European
                                      Chairman--Priory            Division 1988-1992
                                      Hospitals Group

Wendy L. Simpson.............    46   Executive Vice              Appointed December 1994; Senior Vice President-- Transitional
                                      President, Chief            Hospitals Corporation 1994; Senior Vice President and Chief
                                      Financial Officer and       Financial Officer, Weisman Taylor Simpson & Sabatino 1992-1994;
                                      Treasurer                   Senior Vice President and Chief Financial Officer, American
                                                                  Medical International 1990-1991; Vice President and Controller,
                                                                  American Medical International 1988-1990.  Ms. Simpson is also a director of LTC Properties, Inc., a real estate investment trust.

                                                                                         PERIOD OF SERVICE AND
            NAME                AGE             TITLE                                     BUSINESS EXPERIENCE
-----------------------------   ---   -------------------------   ------------------------------------------------------------------

Ronald L. Ooley..............    50   Executive Vice              Appointed Corporate Secretary 1994 and Executive Vice President
                                      President--                 1993; Senior Vice President--Human Resources 1992; Vice
                                      Administration and          President--Human Resources, The Phoenix Group 1991-1992;
                                      Corporate Secretary         consultant, Core Management Resources a benefits consulting company, 1990-1991; Senior Vice President--Human Resources,
                                                                  Charter Medical Corporation, 1988-1990.

Jack H. Lindheimer, MD.......    64   Corporate Medical           Appointed 1991; Medical Director, CPC Alhambra Hospital 1970-1992;
                                      Director, U.S.              physician in private practice since 1960, specializing in
                                      Psychiatric Services        psychiatry.

Julia L. Kopta...............    46   General Counsel and         Appointed General Counsel 1995 and Executive Vice
                                      Executive Vice              President--Corporate Planning and Development 1993; Chairperson
                                      President--Corporate        and Chief Executive Officer, Care Visions Corporation 1987-1993;
                                      Planning and Development    Vice President--Assistant General Counsel 1983-1984, Executive
                                                                  Director--Home Health Division 1984-1987, of CPC; Counsel, Sears
                                                                  Roebuck & Co./Allstate 1977-1983.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires CPC's directors and executive officers, and persons who own more than ten percent of the outstanding shares of CPC's common stock, to file with the Securities and Exchange Commission and the New York Stock Exchange and the Pacific Stock Exchange initial reports of ownership and reports of changes in ownership of such stock. SEC regulations establish specific due dates for these reports.
CPC is required to disclose in this proxy statement any failure to file a report for the 1995 fiscal year on a timely basis.

     To CPC's knowledge, based solely upon review of the copies of such reports furnished to it, during the fiscal year ended November 30, 1995, all Section 16(a) filing requirements applicable to its officers and directors were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

     Summary of Cash and Certain Other Compensation. The following table shows the cash compensation paid by CPC, as well as certain other compensation paid or accrued to (i) the Chief Executive Officer, for his service in all executive capacities during the fiscal years ending November 30, 1993, 1994 and 1995, and
(ii) to each of the other four most highly compensated executive officers who were serving as executive officers on November 30, 1995, in all executive capacities in which they served during the fiscal years ending November 30, 1993, 1994 and 1995:

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                  ---------------
                                                       ANNUAL COMPENSATION          SECURITIES                ALL
                NAME AND                          -----------------------------     UNDERLYING               OTHER
           PRINCIPAL POSITION              YEAR     SALARY($)       BONUS($)      OPTIONS/SARS(#)       COMPENSATION($)
----------------------------------------   ----   -------------   -------------   ---------------       ---------------
Richard L. Conte,                          1995        750,000         498,000           300,000          837,475/(1)/
Chief Executive Officer and President      1994        750,000         237,500           100,000          218,802/(2)/
                                           1993        550,000         412,500           550,000/(8)/     223,844/(2)/

James R. Laughlin,                         1995        400,000          83,200           155,000          124,982/(3)/
Executive Vice President of the            1994        400,000          50,000           105,000               --
 Company and President - Transitional      1993        275,000         275,000           115,000               --
 Hospitals Corporation

Wendy Simpson,                             1995        267,468         145,665            80,000           25,000/(4)/
Executive Vice President of the            1994         87,800          50,000            76,023               --
 Company and Chief Financial Officer       1993             --              --                --               --

David A. Wakefield,                        1995        234,000/(5)/    510,900/(5)/       30,000               --
Executive Vice President of the            1994        191,250         191,250            30,000               --
 Company and Chairman - Priory             1993        150,000         150,000           155,000               --
 Hospitals Group

Ronald L. Ooley,                           1995        200,000         144,160           170,000          156,730/(6)/
Executive Vice President -                 1994        200,000              --            27,475               --
 Administration                            1993        161,003         123,750            85,000               --

Kay E. Seim/(7)/                           1995        370,000              --            30,000          309,488/(9)/
                                           1994        407,209              --            30,000               --
                                           1993        222,807          50,000           115,000               --

(1) Includes $133,803 deferred compensation accrued for Mr. Conte, $306,946 of reimbursement for income taxes paid on deferred compensation payout, $192,308 in loan forgiveness, $118,293 paid in lieu of accrued vacation, $11,125 in life insurance premiums, and $75,000 in relocation funds paid to Mr. Conte.

(2) Includes $54,930 and $56,528 in life insurance premiums paid by CPC on behalf of Mr. Conte in 1994 and 1993, respectively (see "Certain Employment Arrangements--Employment Contracts"), and $163,872 and $167,316 deferred compensation accrued for Mr. Conte in 1994 and 1993, respectively (see "Certain Employment Arrangements--Retirement Benefits").

(3) Includes $41,666 in loan forgiveness, $29,230 paid in lieu of accrued vacation, $47,000 in relocation funds, and $7,086 paid for car allowance. See Item 13. Certain Relationships and Related Transactions.

(4) Represents amounts paid for reimbursement of relocation expenses.

(5) Paid in currency of the U.K. Exchange Rates used were 1.56, 1.53, and 1.50 for the years ended November 30, 1995, November 30, 1994, and November 30, 1993, respectively.

(6) Represents $153,846 for forgiveness of a loan made by CPC to Mr. Ooley and $2,884 paid by CPC in lieu of accrued vacation time. See Item 13. Certain Relationships and Related Transactions.

(7) Ms. Seim resigned as Executive Vice President of CPC and President -- U.S. Psychiatric Operations effective November 3, 1995. See "Settlement With Kay Seim."

(8) Includes options on 166,328 shares, which were repriced on January 29, 1993 in exchange for the forfeiture of options on 332,656 shares.

(9) Paid or to be paid in connection with the resignation of Ms. Seim as follows: $263,334 in severance pay and $46,154 in accrued vacation. See "Settlement With Kay Seim."

     Stock Options and Stock Appreciation Rights. The following table contains information concerning the grant of stock options and tandem limited stock appreciation rights ("SARs") under the CPC 1989 Stock Incentive Plan to the persons listed in the CPC Summary Compensation Table during the fiscal year ended November 30, 1995:


                   OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

                                               INDIVIDUAL GRANTS                        POTENTIAL REALIZABLE VALUE
                        ------------------------------------------------------------      AT ASSUMED ANNUAL RATE
                          NUMBER OF        % OF TOTAL                                         OF STOCK PRICE
                         SECURITIES    OPTIONS/SARS                                        APPRECIATION OVER
                         UNDERLYING    GRANTED TO           EXERCISE                          OPTION TERM
                        OPTIONS/SARS     EMPLOYEES IN       OR BASE       EXPIRATION    --------------------------
NAME                    GRANTED/(1)/   FISCAL YEAR/(2)/   PRICE ($/SH.)      DATE        5%/(3)/       10%/(3)/
---------------------   ------------   ----------------   ------------    ----------    ----------     -----------
Richard L. Conte        100,000/(4)/         5.97             9.875         12/01/04    $  621,033     $1,573,821
                        200,000/(4)/        11.93            11.625         06/02/05     1,462,180      3,705,451
James R. Laughlin        30,000/(4)/         1.79             9.875         12/01/04       186,310        472,146
                        125,000/(4)/         7.46            11.625         06/02/05       913,863      2,315,907
Wendy L. Simpson         30,000/(4)/         1.79             9.875         12/01/04       186,310        472,146
                         50,000/(5)/         2.98            11.625         01/27/05       365,545        926,363
David A. Wakefield       30,000/(4)/         1.79             9.875         12/01/04       186,310        472,146
Ronald L. Ooley          20,000/(4)/         1.19             9.875         12/01/04       124,207        314,764
                         50,000/(5)/         2.98            12.875         03/31/05       404,851      1,025,972
                        100,000/(4)/         5.97            11.625         06/02/05       731,090      1,852,726
Kay E. Seim              30,000/(4)/         1.79             9.875         12/01/04       186,310        472,416

------------------------
(1) These stock options were granted under the CPC Plan.
(2) In fiscal 1995, CPC granted a total of 1,676,375 options under the CPC Plan and this number was used in calculating the percentages shown.
(3) The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with rules and regulations adopted by the Securities and Exchange Commission and do not represent CPC's or THC's estimate of stock price appreciation.
(4) Twenty percent of the granted options vest on the date of grant. An additional twenty percent vest on the first day of each of the following four fiscal years.
(5) Twenty percent of the granted options vest on the date of grant. An additional twenty percent vest on the anniversary date of the grant date of each of the following four fiscal years.

   Options/SAR Holdings. The following table sets forth the number of shares of CPC Common Stock acquired on exercise of options during the fiscal year ended November 30, 1995, and the number subject to outstanding stock options held by each of the persons listed in the CPC Summary Compensation Table as of the end of that fiscal year. The closing price of CPC's common stock on the New York Stock Exchange on November 30, 1995 was $11.125.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                         NUMBER OF SECURITIES            VALUE OF UNEXERCISED,
                                                    UNDERLYING UNEXERCISED OPTIONS/      IN-THE-MONEY OPTIONS/
                          SHARES                     SARS HELD AT FISCAL YEAR END     SARS AT FISCAL YEAR END(1)
                         ACQUIRED        VALUE      -------------------------------   ---------------------------
        NAME            ON EXERCISE   REALIZED($)    EXERCISABLE     UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
---------------------   -----------   -----------   -------------   ---------------   -----------   -------------
Richard L. Conte                  0            0          326,531           513,469       $82,883        $155,867
James R. Laughlin                 0            0          177,000           298,000        58,250          55,500
Wendy L. Simpson                  0            0           36,000           120,023         7,500          30,000
David A. Wakefield                0            0          119,882           149,000        44,250          54,500
Ronald L. Ooley                   0            0           69,000           213,475        28,250          35,500
Kay E. Seim                       0            0           76,500                 0        46,875               0

-----------------
(1) Options are "in the money" at the fiscal year-end if the fair market value underlying the securities on such date exceeds the exercise or base price of the option. The amounts set forth represent the difference between the fair market value of the securities underlying the options on November 30, 1995, as reported by the New York Stock Exchange, $11.125 per share, and the exercise price of the options, multiplied by the number of "in the money" options. Mr. Conte had 196,531 exercisable and 193,469 unexercisable options that were "in the money"; Mr. Laughlin had 110,000 exercisable and 60,000 unexercisable options that were "in the money"; Ms. Simpson had 6,000 exercisable and 24,000 unexercisable options that were "in the money"; Mr. Wakefield had 54,000 exercisable and 56,000 unexercisable options that were "in the money"; Mr. Ooley had 31,000 exercisable and 34,000 unexercisable options that were "in the money"; and Ms. Seim had 64,500 exercisable options that were "in the money."

CERTAIN EMPLOYMENT ARRANGEMENTS

   Employment Contracts. The Company has entered into an employment contract with Mr. Conte, which provides for (i) an annual base salary of $750,000, subject to annual review by the Board, and deferred compensation, (ii) an initial employment term ending November 30, 1999 and automatically extending for an additional year on each December 1 of the term, (iii) noncompetition, nondisclosure, nonsolicitation, post-employment consulting covenants, and the provision of office space and secretarial support, and (iv) reimbursement of the premiums on his $5,000,000 life insurance policy.

   If Mr. Conte terminates employment within six (6) months after his "constructive termination" or within a year after a "change in control" (as the terms "constructive termination" and "change of control" are defined in the contract), or within a year after a "corporate reorganization" (the disposition of at least eighty (80) percent of the Company's assets or of assets generating at least eighty percent of its consolidated revenues), or if his employment is terminated by the Company without cause (as defined in the contract), he would be entitled to receive termination payments equal to six times his base salary, a bonus under the Company's Annual and Long-Term Incentive Plans, forgiveness of certain loans, payment of his deferred compensation balance, title to his company car, and all benefits due under the contract. He would be entitled to the same benefits, whether or not his employment terminates, after a hostile take-over (as defined in the contract). If Mr. Conte's employment ends because of his permanent disability (as defined in the contract), he will receive the same benefits, except that his base salary payment will be reduced from six (6) years to five (5). If he is constructively terminated, discharged by the Company without cause, or if there is a hostile take-over, Mr. Conte would not be bound by the noncompetition covenants after such termination. Further, all options held by Mr. Conte immediately vest and become exercisable upon a change in control, hostile take-over, or corporate reorganization, and upon his constructive termination, or his termination by the Company without cause.

   If a "corporate divestiture" occurs (i.e., if the Company disposes of (i) any stand-alone division or subsidiary, (ii) at least thirty (30) percent of its assets, or (iii) assets which generate at least thirty (30) percent of its consolidated revenues), then Mr. Conte will receive an interim payment of part of his severance benefit, although any such interim payment will be subtracted from any severance benefits later payable to him upon termination of employment. In the event of a change in control, corporate divestiture, corporate reorganization, or hostile take-over, Mr. Conte will be entitled to reimbursement by the Company of (i) any "parachute tax" (as defined in the contract) he must pay and (ii) the ordinary federal and state income taxes imposed on that reimbursement.

   Mr. Conte will receive no severance payments or other benefits following his termination by the Company for cause (as defined in the contract), unless the Company elects to enforce his noncompetition and consulting covenants, in which event the Company will pay him the appraised value of those covenants for the four (4) year period they remain effective. If Mr. Conte quits without cause (as defined in the contract), he must perform his noncompetition and consulting covenants, for which the Company must pay their appraised value, but he will receive no other severance benefits. The parties must arbitrate disputes which arise out of the construction, application or enforcement of the contract.

   The Company also has entered into an employment contract with Mr. Wakefield, which expired July 30, 1995, and which was automatically renewed for an additional one-year period. Mr. Wakefield's contract provided for an annual salary of (Pounds)77,000 ($129,360) for July 31 through November 30, 1992. Effective December 1, 1992 and 1993, Mr. Wakefield's salary was increased to (Pounds)100,000 ($150,000) and (Pounds)125,000 ($191,250), respectively.
Effective December 1, 1994, Mr. Wakefield's salary was increased to (Pounds)150,000 ($234,000). This contract contains noncompetition, nondisclosure and nonsolicitation covenants. If Mr. Wakefield terminates employment within ninety days after a "change in control" of the Company as defined in the agreement, he would be entitled to receive termination payments equal to two years' salary and would not be bound by the noncompetition, nondisclosure and nonsolicitation covenants after such termination.

   The Company also has entered into employment contracts with each of Mr. Ooley and Ms. Simpson which expire May 31, 1997 and November 30, 1998, respectively. Mr. Ooley's contract provides for an annual salary of $200,000 per year. Ms. Simpson's contract provides for an annual salary of $275,000. Effective December 1, 1995, Mr. Ooley and Ms. Simpson's annual salary was increased to $250,000 and $300,000 respectively. These contracts contain noncompetition, nondisclosure and nonsolicitation covenants. If Mr. Ooley or Ms. Simpson terminate their respective employment within one year after a "change in control" of the Company as defined in the agreement, each would be entitled to receive termination payments equal to two years' salary plus all other compensation and benefits remaining to be paid under such employment contract and would not be bound by the noncompetition, nondisclosure and nonsolicitation covenants after such termination. Mr. Ooley and Ms. Simpson would be entitled to receive the same benefits if they terminate their employment following the Company's material, uncured breach of their respective contracts and, upon a change in control, all options they hold would immediately vest and become exercisable, whether or not their employment terminates. Disputes arising out of the construction, application or enforcement of the contracts with Mr. Ooley and Ms. Simpson must be arbitrated.

   Retirement Benefits. In fiscal 1994, the Company terminated the Supplemental Retirement Agreement (the "SRA" or the "deferred compensation") to which Mr. Conte and four former executive officers had been parties since 1988. Mr. Conte agreed to the termination of the SRA which allowed the Company to terminate or borrow against the eleven corporate owned life insurance policies pertaining to these five executive officers. The Company received approximately $4.5 million from these policies. During 1995, Mr. Conte, the sole remaining participant, agreed to be cashed out which allowed the Company to complete the termination of the SRA. Accordingly, Mr. Conte received $779,400 which had been accrued under the SRA and the Company was able to record a tax benefit of approximately $287,000 as a result of this payout. In June 1995, the Board authorized and the Company is in the process of establishing a new Supplemental Retirement Agreement (the "New SRA") to which Mr. Conte will be a party and which will provide greater flexibility and protection but will provide for the same contributions as the terminated SRA: (i) deferred benefits equal to 9-1/2% of annual compensation plus any amount by which the Company's authorized contributions for a participant to its profit sharing plan or any other employee benefit plan that cannot be allocated to an account in the plan because the contribution exceeds limits imposed by the Internal Revenue Code of 1986 as amended; and (ii) interest will continue to be credited annually to this accrued amount at a rate to be specified from time to time by the Company, currently at 8% per year. Contributions under the New SRA will be placed into a "Rabbi trust" and distributions may be made at the time of Mr. Conte's retirement or termination of employment. During fiscal 1995, $65,176 accrued on behalf of Mr. Conte under the New SRA. Also during fiscal 1995, $68,627 of deferred compensation accrued for Mr. Conte for the first six months of fiscal year 1995 and the Board of Directors authorized $306,946 for reimbursement of income taxes on the deferred benefits paid in connection with the termination of the SRA, which amounts were included in the cash out described above. See "Summary Compensation Table."

SETTLEMENT WITH KAY SEIM

   Effective November 3, 1995, Ms. Seim resigned as Executive Vice President of CPC and President-U.S. Psychiatric Operations. Pursuant to a Settlement Agreement, dated as of February 19, 1996 (the "Seim Settlement Agreement"), between the Company, Kay Seim, Richard Seim and Continuum Healthcare, Inc., the Company has agreed to pay Ms. Seim severance pay of $263,334 payable on a bi-weekly basis through July 1, 1996. In addition, the Company has paid Ms. Seim $46,154 for accrued but unused vacation as of November 3, 1995. The Company will continue to provide Ms. Seim with health insurance benefits through July 1, 1996, and thereafter Ms. Seim will be eligible to purchase 18 months of continued health coverage under the provisions of the Consolidated Omnibus Budget Reconciliation Act (COBRA). Outplacement services will be paid for up to an amount of $12,000 by the Company for a period of one year after the date of the Seim Settlement Agreement. Ms. Seim will be entitled to exercise 40,500, 18,000, 12,000 and 6,000 of vested stock options at exercise prices of $10.895, $9.50, $12.375 and $9.875 per share, respectively, until July 1, 1996. Unvested options held by Ms. Seim terminated November 3, 1995. The Company will also provide Ms. Seim the opportunity to sell her Las Vegas residence and repay the $300,000 home equity loan from the Company. The loan amount plus closing and carrying costs will be repaid from the proceeds of the sale of the property, with Ms. Seim retaining the balance of the proceeds of the sale, if any. Until such sale, Ms. Seim is obligated to continue paying the principal and interest due under such loan. If the residence is not sold by July 1, 1996, or Ms. Seim, at her option, has not repaid in full the loan, the Company will list and sell the property at its own discretion with excess proceeds to be distributed to Ms. Seim as described above. Prior to Ms. Seim's resignation, the Company had entered into an employment contract with Ms. Seim which expired July 1, 1995, but which automatically renewed for an additional one-year period. Ms. Seim's contract provided for an annual salary of $200,000 and $225,000 for fiscal 1992 and 1993, respectively. Effective December 1, 1993 and April 15, 1994, Ms. Seim's annual salary was increased to $300,000 and $400,000, respectively. This contract contained noncompetition, nondisclosure and nonsolicitation covenants. In connection with the settlement, such noncompetition provisions were waived by the Company.

REMUNERATION OF DIRECTORS

   During fiscal 1995 those directors who were not employed by CPC received a fee of $3,000 for each CPC Board meeting and $1,000 for each CPC Committee meeting attended, plus travel expenses, if any, and they will receive the same compensation for 1996. These same directors receive a fee of $2,500 for each telephonic meeting of the CPC Board of Directors and $500 for each telephonic meeting of a committee thereof. Officers of the Company who serve as directors receive only reimbursement of expenses, if any, incurred in attending meetings. Pursuant to CPC's 1989 Stock Incentive Plan, annual automatic grants of options on 5,000 shares have been and will be made to each nonemployee director on January 26 of each year, the first of such grants having been made on January 26, 1989.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Set forth in the following table is the beneficial ownership of CPC Common Stock as of March 5, 1996, for all current directors, including all nominees to the Board of Directors, the five executive officers of CPC named in the Summary Compensation Table, see "Election of CPC Directors--Executive Officer Compensation," and directors and executive officers as a group, and to the best of CPC's knowledge, beneficial owners of 5% or more of CPC Common Stock.

                                                                          AMOUNT
                                                                       OF BENEFICIAL
                                                                      OWNERSHIP AS OF
                     NAME                                              MARCH 5, 1996    PERCENT OF CLASS/(1)/
                     ----                                             ---------------   ----------------------
Richard L. Conte /(2)/                                                        514,067            1.2%
David L. Dennis /(3)/                                                          25,000              *
Hartly Fleischmann /(4)/                                                       46,665              *
James R. Laughlin /(5)/                                                       263,000              *
Jack H. Lindheimer /(6)/                                                       71,000              *
Ronald L. Ooley /(7)/                                                         131,500              *
Kay E. Seim /(8)/                                                              76,544              *
Dana L. Shires /(9)/                                                           63,299              *
Wendy Simpson /(10)/                                                           80,400              *
Robert L. Thomas /(11)/                                                        20,000              *
David A. Wakefield /(12)/                                                     155,007              *
Nigel Petrie /(13)/                                                             1,000              *

All directors & executive officers as a group (12 persons)/(14)/            1,433,938            3.3%

OTHER BENEFICIAL OWNERSHIP:

College Retirement Equities Fund/(15)/                                      2,972,962            6.9%
730 Third Avenue
New York, New York 10017

American Express Financial Corporation                                      3,603,360            8.2%
  and IDS Life Capital Resource Fund/(16)/
IDS Tower 10
Minneapolis, Minnesota 55440

 *  Less than 1%.
(1) Shares which each identified stockholder has the right to acquire within 60 days of the date of the table are deemed to be outstanding in calculating the percentage ownership of such stockholder, but are not deemed to be outstanding as to any other person. Except as otherwise noted, CPC believes that each stockholder has sole voting and investment power over the shares beneficially owned.

(2) Includes 483,265 shares of CPC Common Stock which Mr. Conte has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan. Does not include options to purchase 456,735 shares of CPC Common Stock issued under the CPC Plan, none of which are exercisable within 60 days of the date of the table. Includes 24,162 held in irrevocable trusts for Mr. Conte's children for which he disclaims any beneficial ownership or interest.

(3) Consists of 25,000 shares of CPC Common Stock which Mr. Dennis has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan.

(4) Includes 40,765 shares of CPC Common Stock which Mr. Fleischmann has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan. Includes 3,000 shares held in a Keough account.

(5) Consists of 263,000 shares of CPC Common Stock which Mr. Laughlin has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan. Does not include options to purchase 242,000 shares of CPC Common Stock issued under the CPC Plan, none of which are exercisable within 60 days of the date of the table.

(6) Consists of 71,000 shares of CPC Common Stock which Dr. Lindheimer has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan. Does not include options to purchase 94,000 shares of CPC Common Stock issued under the CPC Plan, none of which are exercisable within 60 days of the date of the table.

(7) Includes 129,000 shares of CPC Common Stock which Mr. Ooley has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan. Does not include options to purchase 218,475 shares of CPC Common Stock issued under the CPC Plan, none of which are exercisable within 60 days of the date of the table.

(8) Ms. Seim resigned as Executive Vice President of CPC and President--U.S. Psychiatric Operations effective November 3, 1995. Includes 76,500 shares of CPC Common Stock which Ms. Seim has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan.

(9) Includes 35,000 shares of CPC Common Stock which Dr. Shires has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan. Includes 49 shares held by Dr. Shires' spouse.

(10) Includes 76,000 shares of CPC Common Stock which Ms. Simpson has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan. Does not include options to purchase 200,023 shares of CPC Common Stock issued under the CPC Plan, none of which are exercisable within 60 days of the date of the table. Includes 300 shares held by Ms. Simpson's spouse in an IRA account and 1,900 shares which are jointly owned by Ms. Simpson and her spouse.

(11) Consists of 20,000 shares of CPC Common Stock which Mr.Thomas has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan.

(12) Includes 153,882 shares of CPC Common Stock which Mr. Wakefield has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan. Does not include options to purchase 145,000 shares of CPC Common Stock issued under the CPC Plan, none of which are exercisable within 60 days of the date of the table.

(13) Consists of 1,000 shares of CPC Common Stock which Mr. Petrie has the right to acquire within 60 days of the date of the table upon exercise of options vested under the CPC Plan. Does not include options to purchase 1,500 shares of CPC Common Stock issued under the CPC Plan, none of which are exercisable within 60 days of the date of the table.

(14) Includes beneficial ownership of 1,360,912 shares of stock subject to options granted pursuant to the CPC Plan, all of which are exercisable within 60 days of the date of the table. Excludes all beneficial ownership by Ms. Seim.

(15) In a filing on Schedule 13G, dated February 1, 1996, College Retirement Equities Fund reported sole voting and dispositive powers with respect to such shares.

(16) In a filing on Schedule 13G, dated December 31, 1995, American Express Financial Corporation reported sole voting and shared dispositive power with respect to such shares.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

   Pursuant to the Seim Settlement Agreement, the Company had agreed to grant Continuum Healthcare, Inc. ("Continuum") certain lease opportunities at the CPC Fairfax Hospital located in Kirkland, Washington. Continuum is a corporation operated by Richard Seim and Ms. Seim, and wholly owned by Mr. and Ms. Seim. At Continuum's option, the Company agreed that it would enter into a five year lease (with a five year renewal option) for certain space on terms described in the Seim Settlement Agreement, provided that any lease entered into would be executed no later than March 10, 1996. This option period has expired and no lease was entered into.

CERTAIN BUSINESS RELATIONSHIPS

   Fleischmann & Fleischmann, of which Mr. Fleischmann is a general partner, was paid $159,686 for legal services rendered to CPC and its subsidiaries.

INDEBTEDNESS OF MANAGEMENT

   Option Loans. CPC's 1989 Stock Incentive Plan authorizes the CPC Board of Directors to extend credit to enable optionees to exercise their options. The Board has discretion from time to time to change the terms of such credit. The past policy and practice of the Board has been to require payment of one-third of the option price in cash with the balance payable within the earlier of ten years of the date of exercise or twelve years of the date of grant. The resulting obligations are evidenced by full recourse promissory notes with interest at a rate established by the Board, payable annually, and are secured by a pledge of the stock so purchased. CPC also makes unsecured loans on the same terms to optionees to enable them to pay income taxes due on exercise of options granted thereunder which do not qualify as incentive stock options.

   Residence Loans. CPC has loaned $300,000 to each of Messrs. Conte and Laughlin, Ms. Simpson, Ms. Kopta and Ms. Seim, in each case at 5% interest per year, to enable these executive officers to acquire residences in close proximity to their principal business offices. CPC has also loaned $296,000 to Mr. Ooley on the same terms described above. The loans, which are secured by the residences, originally mature in three years and provide for consecutive three-year extensions while employment continues. The loans are paid in monthly installments of principal and interest based on a 30-year amortization and are accelerated and become immediately due and payable ninety days after termination of employment.

   Loans to Management. Pursuant to an Agreement and Promissory Note between the Company and Richard L. Conte, in 1995 the Company granted a Special Recognition Award for his significant efforts on behalf of the shareholders to develop the new Transitional Hospitals Corporation ("THC") business. Because the Board also wanted to incentivize management to remain with the Company, this award was made in the form of a 36-month nonrecourse, interest free loan to Mr. Conte in the amount of $1,000,000. One thirty-sixth (1/36) of the loan amount is forgiven each month provided that Mr. Conte does not voluntarily terminate his employment with the Company during the term of the loan. Upon any such voluntary termination, the remaining balance of the loan shall become due and payable. In the case of involuntary termination, change of control, disability or pursuant to the provisions of any applicable employment agreement permitting Mr. Conte to terminate his employment for cause, the remaining balance of the loan shall be forgiven.

   Upon the same terms and conditions as those described above with respect to the Special Recognition Award to Mr. Conte, pursuant to an Agreement and Promissory Note between the Company and James R. Laughlin, in 1995 the Company made a 36-month, interest free loan to Mr. Laughlin in the amount of $1,000,000 in recognition of his efforts to develop THC and as an incentive for him to remain with the Company.

   Upon the same terms and conditions as those described above with respect to the Special Recognition Award to Mr. Conte, pursuant to an Agreement and Promissory Note between the Company and Ronald L. Ooley, in 1995 the Company made a 36-month, interest free loan to Mr. Ooley in the amount of $750,000 in recognition of his efforts to develop THC and as an incentive for him to remain with the Company.

   Schedule of Indebtedness. The following table shows, as to each director or executive officer whose indebtedness exceeded $60,000, the largest aggregate amount of such indebtedness during fiscal year 1995 and the balance due CPC as of February 29, 1996.

                         LARGEST           BALANCE
                        AGGREGATE           AS OF
                       INDEBTEDNESS   FEBRUARY 29, 1996
                       ------------   -----------------

Richard L. Conte         $1,300,000          $1,050,000
Kay E. Seim                 300,000             299,640
Ronald L. Ooley             344,287             852,251
Julia L. Kopta              300,000             297,072
Wendy L. Simpson            300,000             298,551
James R. Laughlin         1,286,111           1,202,056


                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COMMUNITY PSYCHIATRIC CENTER



Date:  March 27, 1996            By:  /s/ Wendy L. Simpson
                                     -----------------------------------
                                     Wendy L. Simpson
                                     Chief Financial Officer