Form 10-Q
period 1996-02-29
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1996-04-15
CIK 22764

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 1996
                               -----------------------------------------------

                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _____________________

Commission file number  1-7008
                       -------------------------------------------------------

- --------------------------------------------------------------------------------

                         COMMUNITY PSYCHIATRIC CENTERS
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            NEVADA                                            94-1599386
- -------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

       6600 W. Charleston Boulevard, Suite 118, Las Vegas, Nevada  89102
- --------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (702) 259-3600
                                                    ----------------------------

                                Not Applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X     No
                                   ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 44,396,000 as of March 31,
                                                ------------
1996.

PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                         Three Months Ended
                                            February 29/28
                                           1996       1995
                                            (000s omitted
                                            -------------
                                        except per share data)
                                        ----------------------
REVENUES:

 Net operating revenues                  $123,409   $119,541
 Investment income and other                  486        829
                                         --------   --------
                                          123,895    120,370
COSTS AND EXPENSES:

 Operating expense                         97,393     88,182
 General and administrative expense         7,935      8,688
 Bad Debt expense                           4,703      7,684
 Depreciation and amortization              5,643      5,013
 Interest expense                           1,373      1,080
 Restructuring charge                         843         --
                                         --------   --------
                                          117,890    110,647

INCOME BEFORE TAXES                         6,005      9,723

 Income taxes                               2,282      3,793
                                         --------   --------

NET INCOME                               $  3,723   $  5,930
                                         ========   ========

NET INCOME PER SHARE                     $   0.09   $   0.14
                                         ========   ========

WEIGHTED AVERAGE COMMON SHARES             43,702     43,597
                                         ========   ========



See notes to condensed consolidated financial statements.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  February 29  November 30
                                                                      1996        1995
                                                                  (Unaudited)   (Audited)
                                                                  -----------------------
ASSETS                                                                 (000s omitted)
- ------
CURRENT:
  Cash and cash equivalents                                         $  7,209    $ 17,263
  Short-term investments                                               2,000       7,601
  Accounts receivable, less allowances
    for doubtful accounts
    1996 - $25,729/1995 - $24,682                                    119,136     113,686
  Receivable from third parties under
    reimbursement contracts                                            5,196       4,550
  Prepaid expenses and other current assets                           19,038      14,756
  Assets held for sale                                                19,169      15,512
  Refundable and deferred income taxes                                18,754      21,979
                                                                    --------    --------
  TOTAL CURRENT ASSETS                                               190,502     195,347

PROPERTY, BUILDINGS & EQUIPMENT-at
    cost less allowances for depreciation                            354,223     354,192

Deferred income taxes                                                 21,218      21,334
Other assets                                                          25,573      24,862
Excess of investments in subsidiaries
  over net assets acquired                                             8,799       8,890
                                                                    --------    --------
                                                                    $600,315    $604,625
                                                                    ========    ========
LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------
CURRENT:
  Accounts payable and accrued expenses                             $ 46,781    $ 53,143
  Income taxes payable                                                 8,814       4,425
  Accrued restructuring charges                                        1,875       3,693
  Current maturities on long-term debt                                68,758      18,764
                                                                    --------    --------
TOTAL CURRENT LIABILITIES                                            126,228      80,025
LONG-TERM DEBT, EXCLUSIVE OF CURRENT
  MATURITIES                                                          31,328      84,883
DEFERRED COMPENSATION                                                  2,013       2,019
DEFERRED INCOME TAXES                                                 17,007      17,659

Commitments and contingencies

Obligation to be settled in common stock                              21,250      21,250

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00, authorized
   2,000 shares; none issued                                              --          --
   Common Stock, par value $1.00, authorized
    100,000 shares; issued 1995 - 46,856
    shares 1994 - 46,856 shares                                       46,856      46,856
  Additional paid-in capital                                          62,139      62,096
  Retained earnings                                                  330,787     327,062
  Foreign currency translation adjustment                             (3,197)     (2,943)
  Less treasury stock-at cost 1996 - 3,150
     shares and 1995 - 3,166 shares                                  (34,096)    (34,282)
                                                                    --------    --------
                                                                     402,489     398,789
                                                                    --------    --------
                                                                    $600,315    $604,625
                                                                    ========    ========

NOTE: The balance sheet at November 30, 1995 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Quarter Ended
                                                        February 29/28
                                                    1996 (Unaudited) 1995
                                                    ---------------------
                                                       (000s omitted)
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net income                                           $  3,723    $  5,930
  Items not resulting in cash flows:
    Depreciation and amortization                       5,643       5,013
    Provision for uncollectible accounts                4,703       7,684
    Restructuring charge                                  843          --
    Gain on the sale of property                         (103)         --
    Other                                               1,091       2,100
  Changes in assets and liabilities:
    Short-term investments                              5,601          --
    Accounts receivable                               (10,153)    (22,610)
    Receivable from/payable to third parties
      under reimbursement contracts                      (646)      3,776
    Prepaid expenses and other current assets          (4,282)     (1,681)
    Accounts payable and accrued expense               (6,362)     (6,207)
    Accrued restructuring charges                      (2,661)        (79)
    Income taxes                                        7,078         420
                                                     --------    --------
Net cash provided from (used) for operations            4,475      (5,654)

FINANCING:
  Proceeds from revolving credit facilities                --         851
  Net proceeds from exercise of stock options             150         293
  Payments on long-term debt                           (3,568)     (4,167)
                                                     --------    --------
Net cash used for financing activities                 (3,418)     (3,023)

INVESTING:
  Payments received on notes                              341          70
  Loans made to officers                                 (750)         --
  Purchase of property, buildings and equipment       (10,482)     (9,879)
  Investment in pre-opening costs                        (282)     (1,183)
  Proceeds from sale of property, buildings
        and equipment                                      62          --
 Payment for business acquisitions:
 Property, buildings and equipment                        --         (728)
 Excess of purchase price over fair value of
     assets acquired                                      --         (221)
                                                    --------     --------
Net cash used for investing activities               (11,111)     (11,941)
                                                    --------     --------
Net decrease in cash and cash equivalents            (10,054)     (20,618)
Beginning cash and cash equivalents                   17,263       37,263
                                                    --------     --------

Ending cash and cash equivalents                    $  7,209     $ 16,645
                                                    ========     ========

See notes to condensed consolidated financial statements.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 29, 1996



NOTE A: Basis of Presentation
        ---------------------

                The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended November 30, 1995.

NOTE B: Restructuring Charge
        --------------------

                Effective February 29, 1996, the Company recorded a restructuring charge totalling $.8 million ($.5 million after tax) determined in accordance with the provisions of the January 1995 Financial Accounting Standards Board Emerging Issues Task Force Consensus No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)", ("EITF 94-3"), in connection with the decision to close one psychiatric hospital in January of 1996. EITF 94-3 requires the accrual of certain employee termination costs and costs resulting from a plan to exit an activity that are not associated with or that do not benefit activities that will continue and prohibits accrual of expected future operating losses of the activity exited. The charge comprised $.6 million for employee termination benefits related to hospital operations and $.2 million for non-cancelable operating leases and other exit costs. Net operating revenue and net operating income or (loss) for the closed hospital totalled $1.1 million and ($.2 million) for the first two months of fiscal year 1996, $6.2 million and ($1 million) for fiscal year 1995, and $8.5 million and ($34,000) for fiscal year 1994. The fixed assets of this hospital were written down to their estimated fair market value in November 1995 in accordance with the provisions of Financial Accounting Standard No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This hospital is currently being held for sale.

                Subsequent to February 29, 1996, the Company has closed two additional U.S. psychiatric division hospitals. In the second quarter of 1996, the Company expects to record a restructuring charge of an undetermined amount related to exit costs associated with the closed facilities. One of these hospitals was sold for its book value in April of 1996. The second hospital was written down to its estimated fair market value in November of 1995 in accordance with the provisions of FAS 121. This hospital is currently being held for sale.

                Management continually reviews all facilities to evaluate potential closures, divestitures or conversions. Management may elect to close additional psychiatric facilities in the future which could result in additional charges to income for the costs necessary to exit the hospital operations.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                               FEBRUARY 29, 1996

NOTE C: Recent Developments
        -------------------

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

                Indications of Interest Received for PHG. The Company has received a number of unsolicited indications of interest to acquire its United Kingdom subsidiary--the Priory Hospitals Group ("PHG"). There can be no assurance that these inquiries and related discussions will result in a sale of PHG. The Company is giving each indication of interest received to date careful consideration.

PART I.  FINANCIAL INFORMATION

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations

THREE MONTHS ENDED FEBRUARY 29, 1996

     Net operating revenues for the quarter ended February 29, 1996 increased approximately 3.2% to $123.4 million from $119.5 million for the first quarter of the prior year. The increase was a result of a $14.9 million increase in THC revenue from $41.0 million in the first quarter of 1995 to $55.9 million in the first quarter of 1996. THC's same-store admissions and patient days increased 34.3% and 27.8%, respectively.

     Net operating revenues from the United States psychiatric hospitals decreased approximately $11.8 million from $64.1 million to $52.3 million primarily due to the closure of six U.S. psychiatric hospitals in November 1995 and one hospital in January 1996. The closed hospitals generated approximately $9.9 million of net revenue in the first quarter of the prior year. The remaining portion of the decrease in net operating revenues related to a decrease in same-store admissions and adjusted patient days of 2.6% and 5.0%, respectively.

     Net operating revenues from the Company's United Kingdom operations increased by 5.2% or approximately $.8 million as a result of additional patient days from two hospitals that were acquired during fiscal year 1995. The United Kingdom operations experienced reduced admissions and patient days in certain hospitals in the early part of the first quarter resulting in same-store declines of 4.1% and 5.2%, respectively.

     Operating expenses as a percentage of net operating revenues were 79.0% for the quarter ended February 29, 1996 compared to 73.8% for the comparable prior year quarter. The increase related to several factors including an increase in personnel costs at the U.S. psychiatric division as the Company is making an effort to (i) upgrade the quality of its operating and financial personnel in these hospitals and (ii) to expand the psychiatric and behavioral health services offered. The increase in operating expenses as a percentage of net operating revenues was also impacted by the decrease in patient days over the comparable period in the prior year for the U.S. psychiatric division and a decrease in same-store patient days for the U.K. psychiatric division. The Company maintains staffing levels at its hospitals necessary to promote high quality care while attempting to adapt the levels for census fluctuations.
While census levels may decrease significantly during the holidays in the first quarter, the Company does not adjust staffing levels below what is mandated by regulatory bodies. In addition to the above, the Company incurred approximately $.9 million of operating expenses related to the seven U.S. psychiatric hospitals that have been closed since November of 1995. These costs were prohibited from being accrued for in any of the related restructuring charges as they did not qualify as exit costs as defined by EITF 94-3 (see Note B to the condensed consolidated financial statements related to EITF 94-3 and a description of the $.8 million restructuring charge for one U.S. psychiatric division hospital that was closed in January of 1996).

     General and administrative expense decreased $.8 million and as a percentage of net operating revenue to 6.4% from 7.3% in the prior year comparable period. Beginning in November of 1995, the Company closed three regional offices, consolidated certain positions at the Corporate office, and continued with further reductions in Corporate overhead personnel in January of 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (continued)

THREE MONTHS ENDED FEBRUARY 29, 1996 (continued)

     Bad debt expense decreased from 6.4% of net operating revenues in the first quarter of 1995 to 3.8% in the first quarter of 1996. Bad debt expense was higher in the first quarter of 1995 due to the fact that the Company experienced a slow down in billing and collections as it converted several U.S. psychiatric hospitals to a centralized billing office as well as a new computer system.
Also included in the first quarter of 1995 was a charge of approximately $.7 million related to temporary interruptions in Medicare reimbursement to the Company and other partial hospitalization providers in California.

     Depreciation and amortization increased as the Company added two THC facilities, one U.K. psychiatric hospital and a new computer system since the first quarter of 1995.

     Following is a summary of net income by business segment, excluding the restructuring charge, for the three months ended February 29, 1996:

                                            (000s)
                                           --------

     U.S. Psychiatric division              $  596
     U.K. Psychiatric division               1,364
     Long-term critical care division        2,286
                                            ------
     Net income                             $4,246
                                            ======

LIQUIDITY AND CAPITAL RESOURCES AT FEBRUARY 29, 1996

     Cash flows provided from operations were $4.5 million for the three months ended February 29, 1996 compared to cash flows used for operations of $5.7 million for the comparable period of 1995. Net accounts receivable balances increased $5.5 million during the three months ended February 29, 1996 compared to $14.9 million during the comparable period of the prior year. The decline in the increase in accounts receivable was the principal cause of cash flows from operations improving by $10.2 million over the prior year. Days revenue in accounts receivable were 88 and 86 at February 29, 1996 and February 28, 1995, respectively. The increase in days revenue in accounts receivable is primarily the result of a $3.5 million increase in accounts receivable at one THC facility that was awaiting approval for their Medicare provider number at the end of the first quarter. The delay in receiving the facility's provider number, which is necessary for billing Medicare claims, was caused by a partial shutdown of the U.S. Government during the first quarter of 1996. The Company obtained the provider number in March of 1996 and is now being reimbursed for the services provided.

     Purchases of fixed assets totalled $10.4 million during the first quarter of 1996. This amount included $2.8 million for a new office that the Company is building on the campus of THC Las Vegas Hospital in Las Vegas, Nevada. This building and its parking structure will provide additional administrative offices, dining facilities, and parking for the hospital and will serve as the new location for the corporate office. Capital expenditures for the remainder of fiscal year 1996 are estimated to be $18 million for THC, $12 million for the U.K. psychiatric division, $10 million for the U.S. psychiatric division, and $3.3 million for the new office building in Las Vegas, Nevada.

     The Company believes that its current cash and cash equivalent balances, its operating cash flow, and its ability to borrow additional funds will be sufficient to fund the Company's operations and capital expenditures through the end of fiscal 1996. Additional funding sources will be necessary to support further expansion of THC and the U.K. psychiatric operations and to repay outstanding borrowings under credit facilities.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                               FEBRUARY 29, 1996


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS
              -----------------

        On September 28, 1995, the Company reached an agreement to settle certain consolidated securities class action lawsuits and a related shareholder derivative action. During the third and fourth quarters of 1995, the Company recorded charges totalling $46.0 million ($28.9 million after tax) relating to settlement of the lawsuits and associated legal fees and expenses. The suits, filed in late 1991, alleged violations of the federal securities laws by the Company and certain individuals between September 1990 and November 1991 arising from the activities of the U.S. Psychiatric Division.

        The principal terms of the agreement call for a settlement amount of $42.5 million consisting of a settlement fund of $21.25 million and the Company's common stock with an expected value of $21.25 million. The cash amount, plus interest, was paid in November 1995. The shares to be issued to the plaintiff class were previously repurchased by the Company pursuant to a stock buyback program during late 1991 through early 1993. The number of shares of common stock to be issued will be equal to $21.25 million divided by the average market value of the common stock over a 10-day trading period prior to the distribution of shares to settle claims, provided that in any event the minimum number of shares that will be issued is 1,931,818 and the maximum number of shares that will be issued is 3,035,714. The maximum limits would be triggered if the average market value of the common stock is at $7 per share or below. The class action lawsuit received final court approval on February 12, 1996. On March 4, 1996, the Company issued 689,189 of common shares to the plaintiffs' attorneys which represents a portion of the settlement to be made in common stock. The remaining shares will be issued pursuant to a schedule that will be agreed to by the plaintiffs' attorneys and the Company. Upon issuance, these shares have a dilutive effect on earnings per share. The derivative action is scheduled for a hearing for final court approval on April 30, 1996.

        While these cases allege actions taken before present management was in place, management continues to believe that the claims asserted in the shareholder suits lack merit. Nevertheless, the Company believed that it was prudent to settle these cases due to the continuing substantial costs of defense, the distraction of management's attention and the risks associated with litigation.

        On August 17, 1995 the Company reported developments pertaining to CPC Southwind Hospital in Oklahoma City, Oklahoma, which is operated by the Company's subsidiary, CPC Oklahoma, Inc. The first was the filing of a whistleblower suit against CPC Oklahoma, Inc. under the Federal False Claims Act, and the second concerned the seizure of certain of Southwind's records pursuant to a search warrant. On January 19, 1996, the Government filed an amended complaint alleging that Southwind Hospital submitted false claims to various federally-funded health care programs. The amended complaint contained an attached schedule of claims covering periods from 1990 through mid-1992. Since the service of the original complaint, Southwind Hospital has provided information to the Government on numerous issues based on internal review. The Company has responded to the government's complaint and continues to provide information to the government. Management is presently unable to evaluate the potential impact of the suit on the Company.

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

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                               FEBRUARY 29, 1996


PART II.  OTHER INFORMATION (continued)


     ITEM 5:  OTHER INFORMATION
              -----------------

        Hartly Fleischmann resigned as a Director of the Company on March 20, 1996.


     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:
              --------------------------------

     A)  The following exhibits are included herein:

          Exhibit 10: Third Amendment to Credit Agreement Dated as of September 20, 1993 and Fifth Amendment to Credit Agreement Dated as of May 6, 1994 among Registrant, Transitional Hospitals Corporation, and Bank of America Trust and Savings Association, dated as of April 10, 1996.

          Exhibit 11:  Computation of Earnings per Share

          Exhibit 27:  Financial Data Schedule

          The registrant was not required to file a Form 8-K during the three months ended February 29, 1996.



                                  SIGNATURES
                                  ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMMUNITY PSYCHIATRIC CENTERS
                                                 (Registrant)



Dated:  April 15, 1996                  /s/ WENDY SIMPSON
                                        ------------------------------
                                        Wendy Simpson
                                        Chief Financial Officer