Form 10-Q
period 1996-05-31
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1996-07-15
CIK 22764

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          May 31, 1996
                                  --------------------------------------------

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                -----------------------  ---------------------
Commission file number  1-7008
                       -------------------------------------------------------
    --------------------------------------------------------------------------

                         COMMUNITY PSYCHIATRIC CENTERS
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            NEVADA                                      94-1599386
- -------------------------------                 -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

      5110 West Sahara Avenue, Las Vegas, Nevada                 89102
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (702) 257-3600
                                                   -------------------------

       6600 W. Charleston Boulevard, Suite 118, Las Vegas, Nevada  89102
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 44,402,000 as of June 30, 1996.

Total number of pages:  15
Exhibit Index at page:  14

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS


                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                     Six Months Ended       Three Months Ended
                                           May 31                  May 31
                                     1996        1995        1996          1995
                                     ------------------------------------------
                                       (000s omitted except per share data)
REVENUES:

  Net operating revenues              $260,172   $255,479    $136,763   $135,938
  Investment income and other            1,240      1,552         754        723
                                      --------   --------    --------   --------

                                       261,412    257,031     137,517    136,661


COSTS AND EXPENSES:

  Operating expense                    201,931    187,118     104,538     98,936
  General and administrative
  expense                               16,631     18,586       8,696      9,898
  Bad Debt expense                      10,157     16,216       5,454      8,532
  Depreciation and amortization         11,776     11,058       6,133      6,045
  Interest expense                       3,228      2,023       1,855        943
  Restructuring charge (credit)-
  Note B                                 1,643     (2,490)        800     (2,490)
                                      --------   --------    --------   --------

                                       245,366    232,511     127,476    121,864

INCOME BEFORE TAXES                     16,046     24,520      10,041     14,797

 Income taxes                            6,097      9,412       3,815      5,619
                                      --------   --------    --------   --------

NET INCOME                            $  9,949   $ 15,108    $  6,226   $  9,178
                                      ========   ========    ========   ========


NET INCOME PER SHARE                  $   0.23   $   0.35    $   0.14   $   0.21
                                      ========   ========    ========   ========


WEIGHTED AVERAGE COMMON SHARES          44,051     43,614      44,396     43,632
                                      ========   ========    ========   ========


DIVIDENDS PER COMMON SHARE                 .00        .01         .00        .01
                                      ========   ========    ========   ========


See notes to condensed consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   May 31       November 30
                                                    1996            1995
                                                 (Unaudited)     (Audited)
                                                 ----------------------------
                                                       (000s omitted)
ASSETS
- ------

CURRENT ASSETS:
  Cash and cash equivalents                        $ 16,783         $ 17,263
  Short-term investments                                  -            5,601
  Accounts receivable, less allowances
    for doubtful accounts
    1996 - $31,508/1995 - $24,682                   116,411          113,686
  Receivable from third parties under
    reimbursement contracts                               -            4,550
  Prepaid expenses and other current assets          23,682           14,756
  Assets held for sale                               24,808           15,512
  Refundable and deferred income taxes               22,679           21,979
                                                   --------         --------

 TOTAL CURRENT ASSETS                               204,363          193,347

PROPERTY, BUILDINGS & EQUIPMENT-at
    cost less allowances for depreciation           346,046          354,192

Deferred income taxes                                18,919           21,334
Other assets                                         27,547           26,862
Excess of investments in subsidiaries
  over net assets acquired                            8,741            8,890
                                                   --------         --------
                                                   $605,616         $604,625
                                                   ========         ========

LIABILITIES & STOCKHOLDERS' EQUITY
- ----------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $ 44,123         $ 53,143
  Income taxes payable                               12,346            4,425
  Payable to third parties under
    reimbursement contracts                           4,754                -
  Accrued restructuring charges                         537            3,693
  Current maturities on long-term debt               63,843           18,764
                                                   --------         --------

TOTAL CURRENT LIABILITIES                           125,603           80,025
LONG-TERM DEBT, EXCLUSIVE OF CURRENT
  MATURITIES                                         27,885           84,883
DEFERRED COMPENSATION                                 2,006            2,019
DEFERRED INCOME TAXES                                19,468           17,659

Commitments and contingencies

Obligation to be settled in common stock             14,970           21,250

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00, authorized
   2,000 shares; none issued                             --               --
   Common Stock, par value $1.00, authorized
    100,000 shares; issued 1996 - 46,856
    shares 1995 - 46,856 shares                      46,856           46,856
  Additional paid-in capital                         59,507           62,096
  Retained earnings                                 337,010          327,062
  Foreign currency translation adjustment            (2,506)          (2,943)
  Less treasury stock-at cost 1996 - 2,461
   shares and 1995 - 3,166 shares                   (25,183)         (34,282)
                                                   --------         --------

                                                    415,684          398,789
                                                   --------         --------

                                                   $605,616         $604,625
                                                   ========         ========

NOTE: The balance sheet at November 30, 1995 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                              May 31
                                                       1996 (Unaudited) 1995
                                                       ---------------------
                                                           (000s omitted)
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net income                                           $  9,949            $ 15,108
  Items not resulting in cash flows:
    Depreciation and amortization                      11,776              11,058
    Provision for uncollectible accounts               10,157              16,216
    Restructuring charge (credit)                       1,643              (2,490)
    Gain on the sale of property                         (103)                 --
    Other                                               1,260               2,273
  Changes in assets and liabilities:
    Short-term investments                              5,601               4,629
    Accounts receivable                               (12,882)            (37,743)
    Receivable from/payable to third parties
      under reimbursement contracts                     9,304              (1,654)
    Prepaid expenses and other current assets          (4,901)               (884)
    Accounts payable and accrued expense               (9,020)             (2,742)
    Accrued restructuring charges                      (5,199)                 --
    Income taxes                                       11,445               2,714
                                                     --------            --------

Net cash provided from operations                      29,030               6,485

FINANCING:
  Proceeds from revolving credit facilities                --              15,851
  Dividends paid                                           --                (436)
  Net proceeds from exercise of stock options             150                 590
  Payments on long-term debt                          (11,939)            (16,090)
                                                     --------            --------

Net cash used for financing activities                (11,789)                (85)

INVESTING:
  Payments received on notes                            1,145                 370
  Loans made to officers                                 (750)               (300)
  Purchase of property, buildings and equipment       (18,917)            (18,384)
  Investment in pre-opening costs                        (831)             (1,654)
  Proceeds from sale of property, buildings
  and equipment                                         1,632               4,256
  Payment for business acquisitions:
  Property, buildings and equipment                        --              (6,531)
  Excess of purchase price over fair value of
  assets acquired                                          --                (221)
                                                     --------            --------

Net cash used for investing activities                (17,721)            (22,464)
                                                     --------            --------

Net decrease in cash and
  cash equivalents                                       (480)            (16,064)
Beginning cash and cash equivalents                    17,263              37,263
                                                     --------            --------

Ending cash and cash equivalents                     $ 16,783            $ 21,199
                                                     ========            ========

See notes to condensed consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                  MAY 31, 1996



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

             Effective February 29, 1996, the Company recorded a restructuring charge totalling $.8 million ($.5 million after tax) determined in accordance with the provisions of the January 1995 Financial Accounting Standards Board Emerging Issues Task Force Consensus No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)", ("EITF 94-3"), in connection with the decision to close one psychiatric hospital in January of 1996. EITF 94-3 requires the accrual of certain employee termination costs and costs resulting from a plan to exit an activity that are not associated with or that do not benefit activities that will continue and prohibits accrual of expected future operating losses of the activity exited. The charge comprised $.6 million for employee termination benefits related to hospital operations and $.2 million for non-cancelable operating leases and other exit costs. Approximately 80 hospital employees were terminated. Net operating revenue and net operating income or (loss) for the closed hospital totalled $1.1 million and ($.2 million) for the first two months of fiscal year 1996, $6.2 million and ($1 million) for fiscal year 1995, and $8.5 million and ($34,000) for fiscal year 1994. The fixed assets of this hospital were written down to their estimated fair market value in November 1995 in accordance with the provisions of Financial Accounting Standard No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This hospital is currently being held for sale.

             Effective May 31, 1996, the Company recorded a restructuring charge totalling $1.2 million ($.8 million after tax) determined in accordance with the provisions of EITF 94-3 as described above, in connection with the decision to close two psychiatric hospitals in the second quarter of 1996. The charge comprised $.6 million for employee termination benefits related to hospital operations and $.6 million for non-cancelable contracts and other exit costs. Approximately 150 hospital employees were terminated. Net operating revenue and net operating income or (loss) for the closed hospitals totalled $3.3 million and ($50,000) in fiscal year 1996 through March 1996 (the hospitals were closed in April 1996), $11.5 million and

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                  MAY 31, 1996

         $56,000 for fiscal year 1995, and $13.7 million and $1.1 million for fiscal year 1994. One of these hospitals was sold for $4.4 million in April 1996, with consideration consisting of cash of $.4 million and a note due in May 1997 for $4.0 million. The second hospital was written down to its estimated fair market value in November 1995 in accordance with the provisions of FAS 121. This hospital is currently being held for sale.

             Effective May 31, 1996, the Company recorded a restructuring credit totalling $.4 million ($.3 million after tax) due to the divestiture of the remaining property from the 1994 restructuring at a higher price than the original writedown of this facility anticipated.

             Management continually reviews all facilities to evaluate potential closures, divestitures or conversions. Management may elect to close additional psychiatric facilities in the future which could result in additional charges to income for the costs necessary to exit the hospital operations.


NOTE C:  Recent Developments
         -------------------

             Sale of U.K. Operations. On June 21, 1996, CPC completed the sale of its Priory Hospitals Group ("PHG"), the company's United Kingdom operations to Foray 911 Limited ("Foray"), a new corporation formed by Mercury Development Capital, a division of Mercury Asset Management plc ("Mercury"), and other investors for the purpose of acquiring PHG. After the payments for debt, taxes, fees, severance costs, and other expenses, the net proceeds are estimated to be approximately $97 million, which includes a $4.6 million 15% subordinated note due 2009. The total purchase price was approximately $135 million. PHG operates 15 freestanding acute psychiatric hospitals and chemical dependency facilities comprising 698 beds, including one 42-bed hospital that was 50% owned by CPC. In addition, PHG manages a 13-bed psychiatric unit, a 10-bed secured residential clinic and two 13-station kidney dialysis units for the British government's National Health Service.

         Upon receipt of the proceeds from the sale, the Company repaid $50 million of outstanding bank debt which bore interest at an effective rate of approximately 8%. Additional uses of the proceeds from the sale of PHG being contemplated by CPC include the expansion of THC operations, repayment of additional bank borrowings, general corporate purposes and other measures which management believes would facilitate the Company's growth, strengthen its balance sheet and enhance stockholder value.

NOTE D:  Commitments and Contingencies
         -----------------------------

             On September 28, 1995, CPC reached an agreement to settle certain consolidated securities class action lawsuits and a related stockholder derivative action. Although the management of CPC believes that the claims asserted in such suits lacked merit, CPC believed that it was prudent to settle these cases due to the continuing substantial costs of defense, the distraction of management's attention and the risks associated with litigation.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)

                                  MAY 31, 1996

         During the third and fourth quarters of 1995, CPC recorded charges totalling $46.0 million ($28.9 million after tax) relating to settlement of the lawsuits and associated legal fees and expenses.

         The suits, filed in late 1991, alleged violations of the federal securities laws by CPC and certain individuals between September 1990 and November 1991 arising from the activities of the U.S. psychiatric division. The principal terms of the agreement called for a settlement amount of $45.2 million consisting of a cash settlement fund of $21.25 million and shares of CPC's common stock with value of $21.25 million. The cash amount, plus interest, was paid in November 1995. The shares to be issued to the plaintiff class were previously repurchased by the Company pursuant to a stock buyback program during late 1991 through early 1993. On March 4, 1996 the Company issued 689,189 of common shares to the plaintiffs' attorney which represents a portion of the settlement to be made in common stock. The remaining portion of the settlement in common stock is estimated to be approximately 1,650,000 shares which are expected to be issued in mid July 1996. Upon issuance, these shares will have a dilutive effect on CPC's earnings per share. The class actions and the derivative action have received final court approval. CPC will be bound by the settlement agreement with respect to certain remedial measures including the adoption and enforcement of an insider trading policy, a bi-annual internal audit of accounts receivable and bad debt reserves and adoption of a policy to receive and investigate complaints, inquiries and suggestions from employees.

             In August 1995, the Government filed a whistleblower suit against CPC Oklahoma, Inc. under the Federal False Claims Act. CPC Oklahoma, Inc. operates Southwind Hospital, a psychiatric hospital located in Oklahoma City, Oklahoma. Subsequently, the Government seized certain of Southwind's records pursuant to a search warrant. In January 1996 the Government filed an amended complaint alleging that Southwind Hospital submitted false claims to various federally-funded health care programs. On May 31, 1996, the court dismissed the Government's first amended complaint and gave the Government until July 19, 1996 to file a second amended complaint. This matter is in the early stages of litigation and management is presently unable to evaluate the potential impact of the suit on CPC.


NOTE E:      Certain amounts have been reclassified in the 1995 balance sheet to conform with 1996 presentations.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES


Results of Operations

SIX MONTHS ENDED MAY 31, 1996

   Net operating revenues for the six months ended May 31, 1996 increased approximately 1.8% to $260.2 million from $255.5 million for the first six months of the prior year. THC net operating revenue increased 31.9% from $90.0 million in the first six months of 1995 to $118.7 million in the first six months of 1996. THC's same-store admissions and patient days increased 48.4% and 27.7%, respectively.

   Net operating revenues from the United States psychiatric hospitals decreased approximately $26.6 million from $134.9 million to $108.3 million primarily due to the closure of six U.S. psychiatric hospitals in November 1995, one hospital in January 1996, and two hospitals in the second quarter of 1996. The decrease in net operating revenues from the closed hospitals totalled $22.1 million. The remaining portion of the decrease in net operating revenues related to a decrease in same-store admissions and adjusted patient days of 2.3% and 4.7%, respectively.

   Net operating revenues from the Company's United Kingdom operations increased by 8.2% or approximately $2.5 million as a result of an increase in patient days of 9.2%.

   Operating expenses as a percentage of net operating revenues were 77.6% for the six months ended May 31, 1996 compared to 73.2% for the comparable prior year period. The increase related to several factors including an increase in personnel costs at the U.S. psychiatric division as the Company is making an effort to (i) upgrade the quality of its operating and financial personnel in these hospitals and (ii) to expand the psychiatric and behavioral health services offered. The increase in operating expenses as a percentage of net operating revenues was also impacted by the decrease in patient days for the U.S. psychiatric division over the comparable period in the prior year. In addition to the above, the Company incurred approximately $2.4 million of post-closing operating expenses and holding costs related to the nine U.S. psychiatric hospitals that have been closed between November 1995 and April 1996. These costs were prohibited from being accrued for in any of the related restructuring charges as they did not qualify as exit costs as defined by EITF 94-3 (see Note B to the condensed consolidated financial statements related to EITF 94-3 and a description of the restructuring charges for the three U.S. psychiatric division hospitals that were closed during the first six months of
1996).

   General and administrative expense decreased $2.0 million and as a percentage of net operating revenue to 6.4% from 7.3% in the prior year comparable period. Beginning in November of 1995, the Company closed three regional offices, consolidated certain positions at the Corporate office, and continued with further reductions in Corporate overhead personnel in January of 1996.

   Bad debt expense decreased from 6.3% of net operating revenues in the first six months of 1995 to 3.9% in the first six months of 1996. Bad debt expense was higher in the first six months of 1995 due to the fact that the Company experienced a slow down in billing and collections as it converted several U.S. psychiatric hospitals to a centralized billing office as well as a new computer system. Also included in the first quarter of 1995 was a charge of approximately $.7 million related to temporary interruptions in Medicare reimbursement to the Company and other partial hospitalization providers in California.

   Depreciation and amortization increased as the Company added one THC satellite facility in September 1995 and a new computer system in the second quarter of 1995.

   Interest expense increased $1.2 million over the prior comparable period due to increased borrowings from the Company's credit facilities. Interest expense is expected to decrease in future periods as the Company repaid $50 million of outstanding bank debt in June of 1996 which bore interest at an effective interest rate of approximately 8%.

    Following is a summary of net income by business segment, excluding restructuring charges/credits, for the six months ended May 31, 1996 and May 31, 1995:
                                                   (000s)
                                               1996      1995
                                            -------   -------

      U.S. psychiatric division*            $ 1,829   $ 6,080
      U.K. psychiatric division               4,222     5,179
      Long-term critical care division        4,917     2,355
                                            -------   -------

           Net income                       $10,968   $13,614
                                            =======   =======

* Excluding the net income/loss from the nine hospitals that have closed since November 1995, net income for the U.S. psychiatric division was $4.6 million and $5.9 million for the six months ended May 31, 1996 and May 31, 1995, respectively.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations  (continued)

THREE MONTHS ENDED MAY 31, 1996

   Net operating revenues for the quarter ended May 31, 1996 increased approximately 1% to $136.8 million from $135.9 million for the second quarter of the prior year. THC net operating revenue increased 28.1% from $49.1 million in the second quarter of 1995 to $62.9 million in the second quarter of 1996.
THC's same-store admissions and patient days increased 63.3% and 27.6%, respectively.

   Net operating revenues from the United States psychiatric hospitals decreased approximately $14.7 million from $70.8 million to $56.1 million primarily due to the closure of six U.S. psychiatric hospitals in November 1995, one hospital in January 1996, and two hospitals in the second quarter of 1996. The decrease in net operating revenues from the closed hospitals totalled $13.7 million. The remaining portion of the decrease in net operating revenues related to a decrease in same-store admissions and adjusted patient days of 1.2% and 4.7%, respectively.

   Net operating revenues from the Company's United Kingdom operations increased by 11.0% or approximately $1.8 million as a result of a 11.4% increase in patient days.

   Operating expenses as a percentage of net operating revenues were 76.4% for the quarter ended May 31, 1996 compared to 72.8% for the comparable prior year quarter. The increase related to several factors including an increase in personnel costs at the U.S. psychiatric division as the Company is making an effort to (i) upgrade the quality of its operating and financial personnel in these hospitals and (ii) to expand the psychiatric and behavioral health services offered. The increase in operating expenses as a percentage of net operating revenues was also impacted by the decrease in patient days over the comparable period in the prior year for the U.S. psychiatric division. In addition to the above, the Company incurred approximately $1.6 million of post-closing operating expenses and holding costs related to the nine U.S. psychiatric hospitals that have been closed between November 1995 and April 1996. These costs were prohibited from being accrued for in any of the related restructuring charges as they did not qualify as exit costs as defined by EITF 94-3 (see Note B to the condensed consolidated financial statements related to EITF 94-3 and a description of the restructuring charges for the two U.S. psychiatric division hospitals that were closed in the second quarter of 1996).

   General and administrative expense decreased $1.2 million and as a percentage of net operating revenue to 6.4% from 7.3% in the prior year comparable period. Beginning in November of 1995, the Company closed three regional offices, consolidated certain positions at the Corporate office, and continued with further reductions in Corporate overhead personnel in January of 1996.

   Bad debt expense decreased from 6.3% of net operating revenues in the second quarter of 1995 to 4.0% in the second quarter of 1996. Bad debt expense was higher in the second quarter of 1995 due to the fact that the Company experienced a slow down in billing and collections as it converted several U.S. psychiatric hospitals to a centralized billing office as well as a new computer system.

   Depreciation and amortization increased as the Company added one THC satellite facility in September of 1995.

   Interest expense increased $.9 million over the prior comparable period due to increased borrowings from the Company's credit facilities.

Following is a summary of net income by business segment, excluding restructuring charges/credits, for the three months ended May 31, 1996 and May 31, 1995:

                                                 (000s)
                                              1996     1995
                                            ------   ------

      U.S. psychiatric division*            $1,233   $3,557
      U.K. psychiatric division              2,858    2,973
      Long-term critical care division       2,631    1,154
                                            ------   ------

           Net income                       $6,722   $7,684
                                            ======   ======

* Excluding the net income/loss from the nine hospitals that have closed since November 1995, net income for the U.S. psychiatric division was $2.8 million and $2.9 million for the quarter ended May 31, 1996 and May 31, 1995, respectively.

PART I.  FINANCIAL INFORMATION

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES AT MAY 31, 1996

   Cash flows provided from operations were $29.0 million and $6.5 million for the six months ended May 31, 1996 and May 31, 1995, respectively. Net accounts receivable balances increased $2.7 million during the six months ended May 31, 1996 compared to $21.5 million during the comparable period of the prior year. The decline in the increase in accounts receivable combined with an $11.0 million increase in cash flows from third party payors were the principal causes of cash flows from operations improving by $22.5 million over the prior year. Days revenue in accounts receivable were 78 and 77 at May 31, 1996 and May 31, 1995, respectively.

   Cash used for financing activities related primarily to the repayment of bank credit facilities in the amount of $6.7 million and the repayment of subordinated debentures totalling $5.2 million.

   Purchases of fixed assets totalled $18.9 million during the first six months of 1996. This amount included $5.2 million for a new office that the Company has built on the campus of THC Las Vegas Hospital in Las Vegas, Nevada. This building and its parking structure provide additional administrative offices, dining facilities, and parking for the hospital and is now serving as the new location for the corporate office. Capital expenditures for the remainder of fiscal year 1996 are estimated to be $14 million for THC and $8 million for the U.S. psychiatric division.

   The Company received cash proceeds of $1.6 million and notes receivable totaling $5.3 million from the sale of two psychiatric hospitals in the second quarter of 1996.

   After considering the receipt of approximately $97 million of net cash proceeds from the sale of the U.K. psychiatric division and the repayment of $50 million of current long-term debt in June 1996, the Company believes that the net effect of these cash flows in addition to its current cash and cash equivalent balances and its operating cash flow will be sufficient to fund the Company's operations and capital expenditures through the end of fiscal 1996.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                                  MAY 31, 1996


PART II.   OTHER INFORMATION

   ITEM 1.  Legal Proceedings
            -----------------

   On September 28, 1995, CPC reached an agreement to settle certain consolidated securities class action lawsuits and a related stockholder derivative action. Although the management of CPC believes that the claims asserted in such suits lacked merit, CPC believed that it was prudent to settle these cases due to the continuing substantial costs of defense, the distraction of management's attention and the risks associated with litigation. During the third and fourth quarters of 1995, CPC recorded charges totalling $46.0 million ($28.9 million after tax) relating to settlement of the lawsuits and associated legal fees and expenses. The suits, filed in late 1991, alleged violations of the federal securities laws by CPC and certain individuals between September 1990 and November 1991 arising from the activities of the U.S. psychiatric division. The principal terms of the agreement called for a settlement amount of $45.2 million consisting of a cash settlement fund of $21.25 million and shares of CPC's common stock with value of $21.25 million. The cash amount, plus interest, was paid in November 1995. The shares to be issued to the plaintiff class were previously repurchased by the Company pursuant to a stock buyback program during late 1991 through early 1993. On March 4, 1996 the Company issued 689,189 of common shares to the plaintiffs' attorney which represents a portion of the settlement to be made in common stock. The remaining portion of the settlement in common stock is estimated to be approximately 1,650,000 shares which are expected to be issued in mid July 1996. Upon issuance, these shares will have a dilutive effect on CPC's earnings per share. The class actions and the derivative action have received final court approval. CPC will be bound by the settlement agreement with respect to certain remedial measures including the adoption and enforcement of an insider trading policy, a bi-annual internal audit of accounts receivable and bad debt reserves and adoption of a policy to receive and investigate complaints, inquiries and suggestions from employees.

   In August 1995, the Government filed a whistleblower suit against CPC Oklahoma, Inc. under the Federal False Claims Act. CPC Oklahoma, Inc. operates Southwind Hospital, a psychiatric hospital located in Oklahoma City, Oklahoma. Subsequently, the Government seized certain of Southwind's records pursuant to a search warrant. In January 1996 the Government filed an amended complaint alleging that Southwind Hospital submitted false claims to various federally-funded health care programs. On May 31, 1996, the court dismissed the Government's first amended complaint and gave the Government until July 19, 1996 to file a second amended complaint. This matter is in the early stages of litigation and management is presently unable to evaluate the potential impact of the suit on CPC.

   ITEM 2.   Changes in Securities
             ---------------------

   On June 21, 1996 the Board of Directors of Community Psychiatric Centers declared a dividend of one Preferred Stock Purchase Right on each outstanding share of CPC common stock, $1.00 par value per share, payable to stockholders of record on July 16, 1996. Each Right will entitle stockholders to buy one one-hundredth of a share of newly created Series B Junior Participating Preferred Stock of the company at an exercise price of $45. The Rights will be exercisable if a person or group acquires 15% or more of the common stock or announces a tender offer for 15% or more of the common stock. The CPC Board will be entitled to redeem the Rights at $0.01 per Right at any time before a person has acquired 15% or more of the outstanding common stock.

                COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                                 MAY 31, 1996

PART II.   OTHER INFORMATION

 ITEM 2.   Changes in Securities (continued)
           ---------------------


If a person acquires 15% or more of CPC's outstanding common stock, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of common shares of CPC having a market value at that time of twice the Right's exercise price. Rights held by the 15% holder will become void and will not be exercisable to purchase shares at the bargain purchase price. If CPC is acquired in a merger or other business combination transaction which has not been approved by the Board of Directors, each Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value at that time of twice the Right's exercise price.

The dividend distribution will be payable to stockholders of record on July 16, 1996 and will expire in 10 years. The Rights distribution is not taxable to stockholders.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                                  MAY 31, 1996


PART II.   OTHER INFORMATION (continued)


  ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

  (a) Exhibits

       Exhibit 11: Computation of Earnings per Share

       Exhibit 27: Financial Data Schedule

  (b) Reports on Form 8-K

   Report dated April 17, 1996 reporting an exclusivity agreement with Mercury Development Capital pursuant to which CPC agreed not to negotiate with any other party prior to May 16, 1996 regarding the potential sale of the Company's United Kingdom Psychiatric Division (PHG).


   Report dated July 5 1996 reporting the completion of the sale of PHG to Mercury Development Capital, related unaudited proforma financial information, and the adoption of a Stockholders Rights Plan.



                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               COMMUNITY PSYCHIATRIC CENTERS
                                       (Registrant)



Dated:  July 15, 1996          /s/ WENDY SIMPSON
                               ------------------------------
                                Wendy Simpson
                                Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit
- -------

 11        Computation of Earnings Per Share

 27        Financial Data Schedule