Form 10-Q
period 1996-08-31
COMMUNITY PSYCHIATRIC CENTERS /NV/
filed 1996-10-11
CIK 22764

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            August 31, 1996
                               -------------------------------------------------

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------
Commission file number       1-7008
                       ---------------------------------------------------------
--------------------------------------------------------------------------------

                         COMMUNITY PSYCHIATRIC CENTERS
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            NEVADA                                    94-1599386
-------------------------------                ---------------------------
(State or other jurisdiction of                 (I.R.S. Employer I.E. No.)
 incorporation or organization)

      5110 West Sahara Avenue, Las Vegas, Nevada          89102
------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code     (702)257-3600
                                                   ---------------------

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 43,949,000 as of September 30, 1996.

Total number of pages:  16
Exhibit Index at page:  13

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                     Nine Months Ended       Three Months Ended
                                         August 31               August 31
                                     1996        1995        1996          1995
                                    ------------------------------------------
                                       (000s omitted except per share data)
REVENUES:

 Net operating revenues              $373,700   $383,550    $113,528   $128,071
 Gain on sale of UK Subsidiary         55,515        ---      55,515        ---
 Investment income and other            2,628      2,044       1,388        492
                                     --------   --------    --------   --------

                                      431,843    385,594     170,431    128,563


COSTS AND EXPENSES:

 Operating expense                    292,766    285,047      90,835     97,929
 General and administrative
 expense                               25,484     28,101       8,853      9,515
 Bad Debt expense                      13,961     23,109       3,804      6,893
 Depreciation and amortization         17,182     17,380       5,406      6,322
 Interest expense                       3,761      3,427         533      1,404
 Settlement Costs                         ---     45,000         ---     45,000
 Restructuring charge (credit)-
 Note B                                 2,165     (2,490)        522        ---
                                     --------   --------    --------   --------

                                     $355,319   $399,574    $109,953   $167,063

INCOME(LOSS)BEFORE TAXES               76,524    (13,980)     60,478    (38,500)

 Income taxes(credit)                  27,467     (4,756)     21,370    (14,168)
                                     --------   --------    --------   --------

NET INCOME(LOSS)                     $ 49,057   $ (9,224)   $ 39,108   $(24,332)
                                     ========   ========    ========   ========


NET INCOME(LOSS) PER SHARE           $   1.11   $  (0.21)   $   0.88   $  (0.56)
                                     ========   ========    ========   ========


WEIGHTED AVERAGE COMMON SHARES         44,142     43,630      44,322     43,660
                                     ========   ========    ========   ========

DIVIDENDS PER COMMON SHARE                .00        .01         .00        .00
                                     ========   ========    ========   ========



See notes to condensed consolidated financial statements.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   August 31      November 30
                                                      1996            1995
                                                  (Unaudited)      (Audited)
                                                 -----------------------------
                                                         (000s omitted)
ASSETS
------

CURRENT ASSETS:
  Cash and cash equivalents                           $ 73,763      $ 17,263
  Short-term investments                                   ---         5,601
  Accounts receivable, less allowances
    for doubtful accounts
    1996 - $29,174/1995 - $24,682                      100,553       113,686
  Receivable from third parties under
    reimbursement contracts                                ---         4,550
  Prepaid expenses and other current assets             20,307        14,756
  Assets held for sale                                  24,808        15,512
  Refundable and deferred income taxes                   4,657        21,979
                                                      --------      --------

 TOTAL CURRENT ASSETS                                  224,088       193,347

PROPERTY, BUILDINGS & EQUIPMENT-at
    cost less allowances for depreciation              289,225       354,192

Deferred income taxes                                   18,956        21,334
Other assets                                            25,863        26,862
Excess of investments in subsidiaries
  over net assets acquired                               4,014         8,890
                                                      --------      --------
                                                      $562,146      $604,625
                                                      ========      ========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses               $ 41,967      $ 53,143
  Income taxes payable                                   8,549         4,425
  Payable to third parties under
    reimbursement contracts                              6,782           ---
  Accrued restructuring charges                            525         3,693
  Current maturities on long-term debt                   8,670        18,764
                                                      --------      --------

TOTAL CURRENT LIABILITIES                               66,493        80,025
LONG-TERM DEBT, EXCLUSIVE OF CURRENT
  MATURITIES                                            17,885        84,883
DEFERRED COMPENSATION                                    2,001         2,019
DEFERRED INCOME TAXES                                   17,313        17,659

Commitments and contingencies

Obligation to be settled in common stock                   ---        21,250

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00, authorized
   2,000 shares; none issued                               ---           ---
  Common Stock, par value $1.00, authorized
   100,000 shares; issued 1996 - 46,856
   shares 1995 - 46,856 shares                          46,856        46,856
  Additional paid-in capital                            56,657        62,096
  Retained earnings                                    376,119       327,062
  Foreign currency translation adjustment                  ---        (2,943)
  Less treasury stock-at cost 1996 - 2,511
   shares and 1995 - 3,166 shares                      (21,178)      (34,282)
                                                      --------      --------

                                                       458,454       398,789
                                                      --------      --------

                                                      $562,146      $604,625
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

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Nine months ended
                                                           August 31
                                                      1996(Unaudited) 1995
                                                      --------------------
                                                         (000s omitted)
CASH FLOWS FROM
  OPERATING ACTIVITIES:
Net income (loss)                                    $ 49,057    $ (9,224)
  Items not resulting in cash flows:
    Depreciation and amortization                      17,182      17,380
    Provision for uncollectible accounts               13,961      23,109
    Settlement Costs                                      ---      43,480
    Restructuring charge (credit)                       2,165      (2,490)
    Gain on sale of UK Subsidiary                     (55,515)        ---
    Gain on the sale of property                         (103)        ---
    Other                                                 686         251
  Changes in assets and liabilities net of
   effects from sale of UK Subsidiary:
    Short-term investments                              5,601       8,756
    Accounts receivable                               (12,255)    (37,854)
    Receivable from/payable to third parties
      under reimbursement contracts                    11,332      (7,775)
    Prepaid expenses and other current assets          (9,758)        655
    Accounts payable and accrued expense               (1,662)     (4,651)
    Accrued restructuring charges                      (5,733)        ---
    Income taxes                                       32,652     (14,813)
                                                     --------    --------

Net cash provided from operations                      47,610      16,824

FINANCING:
  Proceeds from revolving credit facilities               ---      31,648
  Dividends paid                                          ---        (436)
  Purchase of treasury shares                         (13,815)        ---
  Payments of deferred compensation                      (121)       (593)
  Net proceeds from exercise of stock options             150         829
  Payments on long-term debt                          (77,111)    (17,504)
                                                     --------    --------

Net cash provided from (used for) financing
  activities                                          (90,897)     13,944

INVESTING:
  Payments received on notes                            1,605         985
  Loans made to officers                                 (825)     (1,825)
  Net proceeds from sale of UK Subsidiary             125,085         ---
  Purchase of property, buildings and equipment       (26,473)    (27,586)
  Investment in pre-opening costs                      (1,237)     (2,211)
  Proceeds from sale of property, buildings
  and equipment                                         1,632       5,289
  Payment for business acquisitions:
  Property, buildings and equipment                       ---      (8,604)
  Excess of purchase price over fair value of
  assets acquired                                         ---        (365)
                                                     --------    --------

Net cash provided from (used for)
  investing activities                                 99,787     (34,317)
                                                     --------    --------

Net increase (decrease) in cash and
  cash equivalents                                     56,500      (3,549)
Beginning cash and cash equivalents                    17,263      37,263
                                                     --------    --------

Ending cash and cash equivalents                     $ 73,763    $ 33,714
                                                     ========    ========



See notes to condensed consolidated financial statements.

             COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES NOTES
                TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                                AUGUST 31, 1996

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

NOTE B: Restructuring Charges (Credits)
        -------------------------------

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


              Effective February 29, 1996, the Company recorded a restructuring charge totalling $.8 million ($.5 million after tax) determined in accordance with the provisions of the January 1995 Financial Accounting Standards Board Emerging Issues Task Force Consensus No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)," ("EITF 94-3"), in connection with the decision to close one psychiatric hospital in January of 1996. EITF 94-3 requires the accrual of certain employee termination costs and costs resulting from a plan to exit an activity that are not associated with or that do not benefit activities that will continue and prohibits accrual of expected future operating losses of the activity exited. The charge comprised $.6 million for employee termination benefits related to hospital operations and $.2 million for non-cancelable operating leases and other exit costs. Approximately 80 hospital employees were terminated. Net operating revenue and net operating income or (loss) for the closed hospital totalled $1.1 million and ($.2 million) for the first two months of fiscal year 1996, $6.2 million and ($1 million) for fiscal year 1995, and $8.5 million and ($34,000) for fiscal year 1994. The fixed assets of this hospital were written down to their estimated fair market value in November 1995 in accordance with the provisions of Financial Accounting Standard No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This hospital is currently being held for sale.

              Effective May 31, 1996, the Company recorded a restructuring charge totalling $1.2 million ($.8 million after tax) determined in accordance with the provisions of EITF 94-3 as described above, in connection with the decision to close two psychiatric hospitals in the second quarter of 1996. The charge comprised $.6 million for employee termination benefits related to hospital operations and $.6 million for non-cancelable contracts and other exit costs. Approximately 150 hospital employees were terminated. Net operating revenue and net operating income or (loss) for the closed hospitals totalled $3.3 million and ($50,000) in fiscal year 1996 through March 1996 (the hospitals were closed in April 1996), $11.5 million and $56,000 for fiscal year 1995, and $13.7 million and $1.1 million for fiscal year 1994.

             COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES NOTES
                TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

                                AUGUST 31, 1996

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

              Effective August 31, 1996, the Company recorded a restructuring charge totalling $.5 million ($.3 million after tax) determined in accordance with the provisions of EITF 94-3 as described above, in connection with the decision to close one psychiatric hospital and an outpatient clinic in the third quarter of 1996. The charge comprised $.3 million for employee termination benefits related to hospital operations and $.2 million for non-cancelable contracts and other exit costs. Approximately 50 hospital employees were terminated. Net operating revenue and net operating income or (loss) for the closed facilities totalled $2.3 million and ($.4 million) during the nine months ended August 31, 1996, $4.2 million and $61,000 for fiscal year 1995, and $4.3 million and $.4 million for fiscal year 1994. The Company is currently evaluating an alternative business use for the closed hospital.

              Management continually reviews all facilities to evaluate potential closures, divestitures or conversions. Management may elect to close additional psychiatric facilities in the future which could result in additional charges to income for the costs necessary to exit the hospital operations.

NOTE C: Recent Developments
        -------------------

              Sale of U.K. Operations. On June 21, 1996, CPC completed the sale of its Priory Hospitals Group ("PHG"), the Company's United Kingdom operations, to Foray 911 Limited ("Foray"), a new corporation formed by Mercury Development Capital, a division of Mercury Asset Management plc ("Mercury"), and other investors for the purpose of acquiring PHG. After the payments for debt, taxes, fees, severance costs, and other expenses, the net proceeds are estimated to be approximately $97 million before any final purchase price adjustments, which includes a $4.6 million 15% subordinated note due 2009. The total purchase price was approximately $135 million. PHG operates 15 freestanding acute psychiatric hospitals and chemical dependency facilities comprising 698 beds, including one 42-bed hospital that was 50% owned by CPC. In addition, PHG manages a 13-bed psychiatric unit, a 10-bed secured residential clinic and two 13-station kidney dialysis units for the British government's National Health Service.

              Upon receipt of the proceeds from the sale, the Company repaid $50 million of outstanding bank debt which bore interest at an effective rate of approximately 8%. The Company also re-purchased 1.7 million shares of its common stock for $13.8 million in the third quarter of 1996. Additional uses of the proceeds from the sale of PHG being contemplated by CPC include the expansion of THC operations, repayment of additional bank borrowings, general corporate purposes and other measures which management believes would facilitate the Company's growth, strengthen its balance sheet and enhance stockholder value.

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

                                AUGUST 31, 1996

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

              On March 4, 1996 the Company issued 689,189 of common shares to the plaintiffs' attorney which represents a portion of the settlement to be made in common stock. The remaining portion of the settlement in common stock totaled 1,652,778 shares which were issued on August 21, 1996. Upon issuance, these shares had a dilutive effect on CPC's earnings per share. The class actions and the derivative action have received final court approval. CPC is bound by the settlement agreement with respect to certain remedial measures including the adoption and enforcement of an insider trading policy, a bi-annual internal audit of accounts receivable and bad debt reserves and adoption of a policy to receive and investigate complaints, inquiries and suggestions from employees.

              In July 1995, the Government served a whistleblower suit against CPC Oklahoma, Inc., under the Federal False Claims Act. CPC Oklahoma, Inc. operates Southwind Hospital, a psychiatric hospital located in Oklahoma City, Oklahoma. The suit was originally filed by a former employee and a relative of another under the qui tam provisions of the
                                                     --- ---
        Act. Several days after the service of the complaint, the Government seized certain of Southwind's records pursuant to a search warrant. In response to the Government's Second Amended Complaint, Southwind filed a motion to dismiss on the grounds that the complaint failed to state a claim. In a decision dated October 1, 1996, the Court denied the motion to dismiss. Management is presently unable to evaluate the potential impact of the suit or investigation on CPC.

NOTE E:       Certain amounts have been reclassified in the 1995 balance sheet to conform with 1996 presentations.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES


Results of Operations

NINE MONTHS ENDED AUGUST 31, 1996

     Net operating revenues for the nine months ended August 31, 1996 decreased approximately $9.9 million from the first nine months of the prior year due to the sale of the Company's United Kingdom Psychiatric operations on June 21, 1996.

     THC net operating revenue increased 26.6% from $141.9 million in the first nine months of 1995 to $179.7 million in the first nine months of 1996. THC's same-store admissions and patient days increased 45.4% and 24.1%, respectively.

     Net operating revenues from the United States psychiatric hospitals decreased approximately $38.0 million from $194.9 million to $156.8 million primarily due to the closure of six U.S. psychiatric hospitals in November 1995, one hospital in January 1996, and two hospitals in the second quarter of 1996. The decrease in net operating revenues from the closed hospitals totalled $33.0 million. The remaining portion of the decrease in net operating revenues related to a decrease in same-store adjusted patient days of 4.0%.

     Operating expenses as a percentage of net operating revenues were 78.3% for the nine months ended August 31, 1996 compared to 74.3% for the comparable prior year period. The increase related to several factors including an increase in personnel costs at the U.S. psychiatric division as the Company is making an effort to (i) upgrade the quality of its operating and financial personnel in these hospitals and (ii) to expand the psychiatric and behavioral health services offered. The increase in operating expenses as a percentage of net operating revenues was also impacted by the decrease in patient days for the U.S. psychiatric division over the comparable period in the prior year. In addition to the above, the Company incurred approximately $3.5 million of post-closing operating expenses and holding costs related to the nine U.S. psychiatric hospitals that have been closed between November 1995 and April 1996. These costs were prohibited from being accrued for in any of the related restructuring charges as they did not qualify as exit costs as defined by EITF 94-3 (see Note B to the condensed consolidated financial statements related to EITF 94-3 and a description of the restructuring charges for the four U.S. psychiatric division hospitals that were closed during the first nine months of
1996).

     General and administrative expense decreased $2.6 million and as a percentage of net operating revenue to 6.8% from 7.3% in the prior year comparable period. Beginning in November of 1995, the Company closed three regional offices, consolidated certain positions at the Corporate office, and continued with further reductions in Corporate overhead personnel in January of 1996.

     Bad debt expense decreased from 6.0% of net operating revenues in the first nine months of 1995 to 3.7% in the first nine months of 1996. Bad debt expense was higher in the first nine months of 1995 due to the fact that the Company experienced a slow down in billing and collections as it converted several U.S. psychiatric hospitals to a centralized billing office as well as a new computer system. In addition, collections were adversely impacted in the prior year as certain State Medicaid programs converted to managed care initiatives in 1995.

     Following is a summary of net income by business segment, excluding the gain on sale of subsidiary, settlement costs (1995), and restructuring charges/credits, for the nine months ended August 31, 1996 and August 31, 1995:

                                                       (000s)
                                                   1996      1995
                                                -------   -------
          U.S. psychiatric division*            $ 2,014   $ 5,863
          U.K. psychiatric division               4,454     7,103
          Long-term critical care division        7,846     4,666
                                                -------   -------

               Net income                       $14,314   $17,632
                                                =======   =======

* Excluding the net income/loss from the ten hospitals that have closed since November 1995, net income for the U.S. psychiatric division was $5.7 million and $5.6 million for the nine months ended August 31, 1996 and August 31, 1995, respectively.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations  (continued)

THREE MONTHS ENDED AUGUST 31, 1996

     Net operating revenues for the quarter ended August 31, 1996 decreased approximately $14.5 million to $113.5 million from $128.1 million for the third quarter of the prior year. Net revenues from the United Kingdom operations decreased $12.0 million as the division was sold on June 21, 1996.

     THC net operating revenue increased 17.5% from $51.9 million in the third quarter of 1995 to $60.9 million in the third quarter of 1996. THC's same-store admissions and patient days increased 39.5% and 17.5%, respectively.

     Net operating revenues from the United States psychiatric hospitals decreased approximately $11.5 million from $60.0 million to $48.5 million primarily due to the closure of six U.S. psychiatric hospitals in November 1995, one hospital in January 1996, and two hospitals in the second quarter of 1996. The decrease in net operating revenues from the closed hospitals totalled $11.4 million. The remaining portion of the decrease in net operating revenues related primarily to a decrease in same-store adjusted patient days of 2.4%.

     Operating expenses as a percentage of net operating revenues were 80.0% for the quarter ended August 31, 1996 compared to 76.5% for the comparable prior year quarter. The increase related to several factors including an increase in personnel costs at the U.S. psychiatric division as the Company is making an effort to (i) upgrade the quality of its operating and financial personnel in these hospitals and (ii) to expand the psychiatric and behavioral health services offered. The increase in operating expenses as a percentage of net operating revenues was also impacted by the decrease in patient days over the comparable period in the prior year for the U.S. psychiatric division. In addition to the above, the Company incurred approximately $1.1 million of post-closing operating expenses and holding costs related to the nine U.S. psychiatric hospitals that have been closed between November 1995 and April 1996. These costs were prohibited from being accrued for in any of the related restructuring charges as they did not qualify as exit costs as defined by EITF 94-3 (see Note B to the condensed consolidated financial statements related to EITF 94-3 and a description of the restructuring charges for the two U.S. psychiatric division hospitals that were closed in the second quarter of 1996).

     General and administrative expense decreased $.7 million compared to the prior year comparable period. Beginning in November of 1995, the Company closed three regional offices, consolidated certain positions at the Corporate office, and continued with further reductions in Corporate overhead personnel in January of 1996.

     Bad debt expense decreased from 5.4% of net operating revenues in the third quarter of 1995 to 3.4% in the third quarter of 1996. Bad debt expense was higher in the third quarter of 1995 due to the fact that the Company experienced a slow down in billing and collections as it converted several U.S. psychiatric hospitals to a centralized billing office as well as a new computer system.

     Depreciation and amortization decreased due to the sale of the Company's United Kingdom Psychiatric operations in June of 1996.

    Interest expense decreased $.9 million over the prior comparable period as the Company repaid $50 million of outstanding bank debt in June 1996 which bore interest at an effective interest rate of approximately 8%.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

Results of Operations  (continued)

THREE MONTHS ENDED AUGUST 31, 1996

Following is a summary of net income by business segment, excluding the gain on sale of subsidiary, settlement costs (1995), and restructuring charges/credits, for the three months ended August 31, 1996 and August 31, 1995:

                                                     (000s)
                                                  1996     1995
                                                ------   ------
          U.S. psychiatric division*            $  185   $ (217)
          U.K. psychiatric division                232    1,924
          Long-term critical care division       2,929    2,311
                                                ------   ------

               Net income                       $3,346   $4,018
                                                ======   ======

* Excluding the net income/loss from the ten hospitals that have closed since November 1995, net income for the U.S. psychiatric division was $1.2 million and $.4 million for the quarter ended August 31, 1996 and August 31, 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES AT AUGUST 31, 1996

     Cash flows provided from operations were $47.6 million and $16.8 million for the nine months ended August 31, 1996 and August 31, 1995, respectively.
Net accounts receivable balances decreased $13.1 million during the nine months ended August 31, 1996 compared to an increase of $14.7 million during the comparable period of the prior year. The decrease in accounts receivable during 1996 is primarily due to the sale of the Company's United Kingdom Psychiatric Subsidiary on June 21, 1996. Excluding the effects from the sale of the United Kingdom Psychiatric Subsidiary, net accounts receivable balances decreased $1.7 million during the nine months ended August 31, 1996. The improvement in cash flows from accounts receivable combined with a $19.1 million increase in cash flows from third party payors were the principal causes of cash flows from operations improving by $30.8 million over the prior year. Excluding fiscal year 1996 operating revenue produced by the United Kingdom Psychiatric Subsidiary prior to the June 21, 1996 sale date, days revenue in accounts receivable were 85 at August 31, 1996 and August 31, 1995.

    On August 5, 1996, the Company announced that its Board of Directors had authorized spending up to $25 million to buy back company stock from time to time on the open market. As of August 31, 1996 the Company had purchased 1.7 million shares for $13.8 million.

     Proceeds from the sale of the Company's United Kingdom Psychiatric Subsidiary were used for the repayment of bank credit facilities in the amount of $65.2 million. In addition, the Company repaid $5.2 million of subordinated debentures and $6.7 million of bank credit facilities during the first two quarters of 1996.

     The Company sold its United Kingdom Subsidiary on June 21, 1996 which produced $125.1 million in net cash proceeds.

     Purchases of fixed assets totalled $26.5 million during the first nine months of 1996. This amount included $6.0 million for a new office that the Company has built on the campus of THC Las Vegas Hospital in Las Vegas, Nevada. This building and its parking structure provide additional administrative offices, dining facilities, and parking for the hospital and is now serving as the new location for the corporate office. Capital expenditures for the remainder of fiscal year 1996 are estimated to be $9.2 million for THC and $4.0 million for the U.S. psychiatric division.

     The Company received cash proceeds of $1.6 million and notes receivable totalling $5.3 million from the sale of two psychiatric hospitals in the second quarter of 1996.

     The Company believes that its current cash and cash equivalent balances and its operating cash flow will be sufficient to fund the Company's operations and capital expenditures through the end of fiscal 1996.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                                AUGUST 31, 1996


PART II.  OTHER INFORMATION


     ITEM 1.  Legal Proceedings
              -----------------

          On September 28, 1995, CPC reached an agreement to settle certain consolidated securities class action lawsuits and a related stockholder derivative action. Although the management of CPC believes that the claims asserted in such suits lacked merit, CPC believed that it was prudent to settle these cases due to the continuing substantial costs of defense, the distraction of management's attention and the risks associated with litigation. During the third and fourth quarters of 1995, CPC recorded charges totalling $46.0 million ($28.9 million after tax) relating to settlement of the lawsuits and associated legal fees and expenses. The suits, filed in late 1991, alleged violations of the federal securities laws by CPC and certain individuals between September 1990 and November 1991 arising from the activities of the U.S. psychiatric division. The principal terms of the agreement called for a settlement amount of $45.2 million consisting of a cash settlement fund of $21.25 million and shares of CPC's common stock with value of $21.25 million. The cash amount, plus interest, was paid in November 1995. The shares to be issued to the plaintiff class were previously repurchased by the Company pursuant to a stock buyback program during late 1991 through early 1993. On March 4, 1996 the Company issued 689,189 of common shares to the plaintiffs' attorney which represents a portion of the settlement to be made in common stock. The remaining portion of the settlement in common stock totaled 1,652,778 shares which were issued on August 21, 1996. Upon issuance, these shares had a dilutive effect on CPC's earnings per share. The class actions and the derivative action have received final court approval. CPC will be bound by the settlement agreement with respect to certain remedial measures including the adoption and enforcement of an insider trading policy, a bi-annual internal audit of accounts receivable and bad debt reserves and adoption of a policy to receive and investigate complaints, inquiries and suggestions from employees.


          In July 1995, the Government served a whistleblower suit against CPC Oklahoma, Inc., under the Federal False Claims Act. CPC Oklahoma, Inc. operates Southwind Hospital, a psychiatric hospital located in Oklahoma City, Oklahoma. The suit was originally filed by a former employee and a relative of another under the qui tam provisions of the Act. Several days
                                   --- ---
     after the service of the complaint, the Government seized certain of Southwind's records pursuant to a search warrant. In response to the Government's Second Amended Complaint, Southwind filed a motion to dismiss on the grounds that the complaint failed to state a claim. In a decision dated October 1, 1996, the Court denied the motion to dismiss. Management is presently unable to evaluate the potential impact of the suit or investigation on CPC.

                 COMMUNITY PSYCHIATRIC CENTERS AND SUBSIDIARIES

                                AUGUST 31, 1996


PART II.  OTHER INFORMATION (continued)


     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

     (a) Exhibits

          Exhibit 10: Amendment to Credit agreement dated as of September 20, 1993 among Registrant, Transitional Hospitals Corporation, and Bank of America National Trust and Savings Association, dated as of August 22, 1996.

          Exhibit 11:  Computation of Earnings per Share

          Exhibit 27:  Financial Data Schedule

     (b) Reports on Form 8-K


          Report dated July 5, 1996 reporting the completion of the sale of PHG to Mercury Development Capital, related unaudited proforma financial information, and the adoption of a Stockholders Rights Plan.



SIGNATURES
----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          COMMUNITY PSYCHIATRIC CENTERS
                                (Registrant)



Dated:  October 11, 1996  /s/ WENDY SIMPSON
                          ------------------------------
                          Wendy Simpson
                          Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit                                                  Page No.
-------                                                  --------


 10       Amendment to Credit Agreement                   14 - 15
 11       Computation of Earnings Per Share               16
 27       Financial Data Schedule