Form 10-K405
period 1996-11-30
TRANSITIONAL HOSPITALS CORP
filed 1997-02-28
CIK 22764

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

  FOR THE TRANSITION PERIOD FROM                      TO

                         COMMISSION FILE NUMBER 1-7008

                      TRANSITIONAL HOSPITALS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



                  NEVADA                                    94-1599386
      (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)
   5110 W. SAHARA AVENUE, LAS VEGAS, NV                        89102
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                               AREA CODE (702) 257-3600
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
              SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

  TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED
  -------------------              -----------------------------------------
COMMON STOCK, $1.00 PAR VALUE              NEW YORK STOCK EXCHANGE
                                           PACIFIC STOCK EXCHANGE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant on February 14, 1997, based on the closing price on the New York Stock Exchange was: $360,351,000

         Number of shares outstanding on February 14, 1997: 40,039,000
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

ITEM 1. BUSINESS

  This Annual Report on Form 10-K contains certain forward looking statements that are subject to risk and uncertainty. There can be no assurance that these future results will be achieved. Readers are cautioned that a number of factors could adversely affect the Company's ability to obtain these results including: (a) uncertainties in the regulatory environment due to possible future health care reform legislation, including changes in Medicare and Medicaid reimbursement programs, (b) uncertainties in the regulatory environment regarding obtaining approvals to open new operations or expand current facilities, (c) increased payor pressures in the domestic psychiatric industry with respect to negotiated rates and other cost-containment measures that could affect the Company's equity earnings in Behavioral Healthcare Corporation ("BHC"), (d) increased competition among hospitals, managed care providers and other health care providers, (e) the possibility of changing conditions in the securities markets affecting the Company's plans to repurchase its own stock, and (f) the availability of suitable acquisition candidates and the Company's success in negotiating favorable terms to complete acquisitions.

  The following discussion should be read in conjunction with the industry segment information presented in the notes to the financial statements appearing in Items 7 and 8.

GENERAL

  On November 30, 1996, Transitional Hospitals Corporation (the "Company" or "THC" and formerly "Community Psychiatric Centers") consummated the sale of effectively all of its psychiatric operations in the U.S. and Puerto Rico (with certain limited exceptions set forth below) to BHC. Prior to such sale, BHC owned 17 psychiatric hospitals. At the November 30 closing, the Company transferred title to 22 freestanding psychiatric hospitals, a joint venture interest in another psychiatric operation, an outpatient psychiatric center, two closed hospitals and vacant land located at three sites in California. Two other operating hospitals and a joint venture interest (the "Escrowed Assets") are to be transferred to BHC upon receipt of necessary regulatory approvals, which management believes are perfunctory. Additionally, effective November 30, 1996, BHC and the Company entered into a management agreement which grants BHC, with limited protective rights retained by THC, exclusive and complete responsibility and discretion in the management and control of the Escrowed Assets as well as the economic benefit thereof. Accordingly, for accounting purposes, the sale of the Escrowed Assets has been recorded with an effective date of November 30, 1996. At the initial closing, the Company received $60,000,000 in cash, 2,214,400 shares of BHC Common Stock, 5,072,579 shares of BHC Series A Preferred Stock and 46,902 shares of BHC Series B Preferred Stock. In general, the Series A Preferred Stock converts into BHC Common Stock on a share for share basis upon sales and dispositions of the Series A Preferred Stock by the Company and under certain other limited circumstances. Upon receipt of the necessary regulatory approvals related to the Escrowed Assets, the Company will receive an additional 3,785,600 shares of BHC Common Stock, an additional 578,844 shares of BHC Series A Preferred Stock and 3,350 additional shares of BHC Series B Preferred Stock. Upon distribution of all shares, the Company will have a common equity interest amounting to 44.2% of BHC's Common Stock outstanding. An agreement has been entered into between BHC and the Company requiring THC to vote all shares in excess of 20% of BHC's outstanding Common Stock as instructed by a majority of BHC's Board of Directors which includes three members of THC's Board of Directors. THC's Chairman of the Board and Chief Executive Officer, Richard Conte, will serve as BHC's Chairman of the Board. THC's common equity interest in future BHC earnings will be recorded on the equity method of accounting. In determining the amount of the consideration to be paid to the Company, the parties compared their respective EBITDA's (Earnings before interest, taxes, depreciation, and amortization) and used multiples generally accorded to publicly-traded psychiatric hospitals. Based on this analysis, the total value of the equity interest in BHC was determined to be approximately $70 million.

  In addition to the above, the Company also sold three other closed psychiatric hospitals in fiscal year 1996. As of November 30, 1996, five closed psychiatric hospitals with a book of value of $13.4 million remain with the Company and these assets are being held for sale. The book values of these facilities represents the estimated fair market value less costs to sell the properties.

  On June 21, 1996, the Company sold its United Kingdom psychiatric hospitals ("Priory Hospitals Group" or "PHG") to Foray 911 Limited ("Foray"), a new corporation formed by Mercury Development Capital, a division of Mercury Asset Management plc ("Mercury"). PHG operates 15 freestanding acute psychiatric hospitals and chemical dependency facilities, including one 42 bed hospital that was 50% owned by the PHG. Based on the number of licensed hospital beds, PHG is the leading commercial provider of psychiatric services in the United Kingdom where psychiatric services are generally available to residents without charge from government-owned NHS hospitals. Approximately 12% of the British population is covered by private health insurance. The total purchase price for the PHG facilities was approximately $135 million, which includes a $4.6 million subordinated note due in 2009 issued by Foray. Excluded from the sale was PHG's startup secured training centers business, being developed under the name Youth Services Ltd. ("YSL") which THC and a 20% joint venture partner intend to develop in the U.K.

  The Company used $50 million of the net cash proceeds from the sale of the U.K. division to repay $50 million of long-term debt. The Company plans to use the remaining net cash proceeds from the above described sales to accelerate THC's expansion through acquisitions of both individual hospitals or chains, and to continue to take advantage of opportunities to buy back the Company's stock. During fiscal year 1996, the Company's Board of Directors approved the expenditure of up to $75 million to buy back the Company's stock in the open market. Through November 30, 1996, the Company expended approximately $36 million to repurchase approximately 4.2 million shares of the Company's stock.

  With the above described transactions completed, the Company will now focus on the development and growth of its core business of operating long-term acute care hospitals. As of November 30, 1996, THC operated 14 long-term acute care hospitals and two satellite facilities, with a total of 1,340 licensed beds, located in 12 states. In December 1996, the Company opened one new THC facility in San Diego (34 beds) and a satellite facility in Pasadena, Texas (46 beds). The Company is evaluating numerous other development projects and potential acquisitions across the country and other alternatives to enhance shareholder value.

  In November 1992, to diversify beyond psychiatric care, the Company began to offer long-term acute care services in converted, previously underutilized psychiatric hospitals and newly-acquired freestanding acute care facilities. THC offers long-term acute care to patients who are stabilized and do not require the complete spectrum of intensive care services provided by traditional acute care hospitals, but who are too ill to return home or be placed in a nursing home. THC provides care to those suffering from pulmonary diseases, kidney failure and other complex medical problems; such patients require a variety of intensive services including life-support systems, post-surgical stabilization, intravenous therapy, subacute rehabilitation and wound care. THC also provides contract respiratory therapy services to nursing homes and hospital facilities owned by third parties. THC's strategy is to provide a comprehensive range of long-term acute care that will enable it to treat most types of critical care patients, regardless of their diagnosis or medical condition, with the objective of returning these patients to full activity.

  THC offers managed care organizations and indemnity insurance payors a single source from which to obtain long-term acute care services. The Company believes THC addresses cost-containment pressures affecting the health care industry by offering a high quality, cost-effective alternative to traditional acute care hospitals.

HOSPITAL OPERATIONS

  THC provides long-term acute care in converted psychiatric facilities, freestanding acute care facilities and space shared with a BHC psychiatric facility. In December 1996, the Company opened its first leased unit within an acute care facility owned by another provider. Although THC's patients range in age from pediatric to geriatric, a substantial portion of THC's patients are over 65 years of age. THC's long-term acute care facilities include the equipment and physician and other professional staff necessary to care for most types of critically ill patients regardless of their diagnosis or medical condition. THC's professional staffs work in inter-disciplinary teams to evaluate patients upon admission to determine a treatment plan with an appropriate level and intensity of care. Where appropriate, the treatment programs may involve the services of several disciplines, such as pulmonary and rehabilitation therapy. Currently, THC offers a complex medical care program, ventilator management program, wound care program and low tolerance rehabilitation program. Patients who successfully complete treatment programs are discharged to skilled nursing homes, rehabilitation hospitals or home care settings. During fiscal 1996, the average length of stay for THC patients was approximately 40 days.

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

  Over the past several years, hospitals have come under increasing pressure to reduce the length of patient stays as a means of containing costs. Managed care organizations have limited hospitalization costs by controlling hospital utilization and negotiating discounted rates for hospital services. Traditional third party indemnity insurers have begun to limit reimbursement to pre-determined amounts of "reasonable charges," regardless of actual costs, and to increase the co-payments required to be paid by patients. In 1983, Congress sought to contain Medicare hospital costs by adopting the Prospective Payment System ("PPS") under which hospitals generally receive a specified reimbursement rate regardless of how long the patient remains in the hospital or the volume of ancillary services ordered by the attending physician. The effect of these various cost-containment measures have provided hospitals with an incentive to discharge patients more quickly. THC's long-term acute care hospitals are exempt from PPS and thus receive reimbursement on a more favorable basis for providing long-term acute care services to Medicare patients than general acute care hospitals.

  THC has primarily targeted larger-population markets which have significant populations of persons over the age of 65. The aging of the population, advancements in medical care, the desire of payors and patients for lower cost and more specialized alternatives to traditional acute care hospitals and the disincentive for such hospitals to provide long-term care to critically ill patients has led to a growing demand for long-term acute care services. The Company believes that providers such as skilled nursing facilities and home care providers are not in the best position to efficiently provide health care services to these critically ill patients. Traditional skilled nursing facilities have generally focused on providing long-term custodial care to persons eligible for Medicaid. As a result of Medicaid "cost ceilings" on reimbursement for each patient, nursing homes face an economic disincentive to treat medically complex patients. Home health care is not a viable alternative to inpatient care for such patients because of their continued need for (i) intensive and specialized medical care and equipment, (ii) the availability of physicians and 24-hour nursing care, and (iii) a comprehensive array of rehabilitative therapy. The Company believes that its emphasis on long-term acute care allows it to provide high quality care to critically ill patients on a cost effective basis.

HOSPITAL FACILITIES

  As of November 30, 1996, THC operated the following 14 long-term acute care hospitals and two satellite hospitals:

                                                         LICENSED
        HOSPITAL                               CITY        BEDS    DATE OPENED
        --------                               ----      --------  -----------
   CALIFORNIA
     THC Orange County(2)................. Brea              48   May 1995
   FLORIDA
     THC Hollywood........................ Hollywood        124   October 1993
     Transitional Hospital of Tampa....... Tampa            102   March 1993
   ILLINOIS
     Transitional Hospital of
      Chicago(3)(4)....................... Chicago          237   December 1993
   INDIANA
     THC Indianapolis(1).................. Greenwood         38   November 1993
   LOUISIANA
     THC New Orleans(2)................... New Orleans      168   November 1992
   MASSACHUSETTS
     THC Boston........................... Peabody           41   November 1993
   MINNESOTA
     THC Minneapolis...................... Golden Valley    111   November 1994
   NEVADA
     THC Las Vegas........................ Las Vegas         52   December 1993
   NEW MEXICO
     THC Albuquerque...................... Albuquerque       61   December 1993
   TEXAS
     THC Arlington(2)(4).................. Arlington        160   December 1992
     THC Houston(2)....................... Houston           84   December 1993
   WASHINGTON
     THC Seattle.......................... Seattle           80   May 1994
   WISCONSIN
     THC Milwaukee(2)..................... Greenfield        34   February 1994
                                                          -----
       TOTAL THC LICENSED BEDS............                1,340
                                                          =====

--------
(1) Shared facility with a former CPC psychiatric hospital (now a BHC hospital).
(2) Fully converted from a former CPC psychiatric hospital.
(3) Leased facility.
(4) In September of 1995, the Company opened an 80-bed satellite to its Arlington facility in Fort Worth, Texas. In October 1996, the Company opened a 103-bed satellite to its Chicago facility in Chicago, Illinois.

Note: A new facility in San Diego, CA (34 beds) opened in December 1996. A new leased satellite facility in Pasadena, Texas (46 beds) also opened in December 1996.

HOSPITAL PATIENT ADMISSION

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

PERFORMANCE IMPROVEMENT--TOTAL QUALITY MANAGEMENT

  The Company has a program whereby its hospitals are internally reviewed annually for compliance with the standards of Joint Commission on Accreditation of Healthcare Organizations ("JCAHO"), Health Care Financing Administration ("HCFA"), Occupational Safety and Health Administration ("OSHA"), State and other regulatory agencies. The purpose of this internal review process is to (i) ensure compliance with the standards of all regulatory agencies, (ii) provide assistance for hospital operations, and
(iii) assist the facilities in identifying opportunities to improve care.

  In addition, each hospital has a multi-disciplinary performance improvement program that includes: performance indicators, utilization review/case management, infection control and risk management. The objective of this program is to ensure that patients are appropriately admitted to the Company's hospitals and that quality healthcare services are provided in a cost-effective manner.

SOURCES OF LONG-TERM ACUTE CARE REVENUES

  For long-term acute care services rendered to patients, THC receives payment from (i) the federal government under Medicare, (ii) certain states under Medicaid, (iii) commercial insurers and patients and (iv) managed care organizations. During the first six months of operation, a THC facility is reimbursed under the Medicare Prospective Payment System ("PPS") which does not pay the full cost of treating Medicare patients with the severity of illness treated at THC facilities. As a result, a new facility typically incurs significant start-up losses in the first six months of operation. Certification as a long-term acute care hospital typically occurs after the facility's first six months of operations during which the facility establishes an average length of stay in excess of 25 days. After certification as a long-term acute care hospital, the THC facility is no longer subject to PPS limitations. Payments from Medicare and Medicaid are generally based upon cost, payments from commercial insurers are generally based upon actual charges and payments from managed care organizations are based on negotiated rates. The following table summarizes the approximate percentages of THC revenues from the specified payor sources indicated:

                                                                  FISCAL YEAR
                                                                     ENDED
                                                                  NOVEMBER 30,
                                                                 ----------------
                                                                 1996  1995  1994
                                                                 ----  ----  ----
   Medicare.....................................................  78%   72%   69%
   Medicaid.....................................................   3     4     6
   Managed Care and Other.......................................  19    24    25
                                                                 ---   ---   ---
     Total...................................................... 100%  100%  100%
                                                                 ===   ===   ===

SELECTED HOSPITAL OPERATING DATA

  The following table summarizes certain operating data of the Company's THC hospitals:

                                                         FISCAL YEAR ENDED
                                                           NOVEMBER 30,
                                                      -------------------------
                                                       1996     1995     1994
                                                      -------  -------  -------
   Hospitals in operation at period end(1)...........      14       14       13
   Licensed beds at period end.......................   1,340    1,154      970
   Patient days...................................... 251,980  197,046  100,485
   Average daily census..............................     688      540      275
   Occupancy percentage..............................    51.3%    46.8%    28.4%

--------
(1) In September 1995, the Company opened an 80-bed satellite to its Arlington facility in Fort Worth, Texas. In October 1996, the Company opened a 103-bed satellite to its Chicago facility in Chicago, Illinois.

COMPETITION

  THC's hospitals compete with medical/surgical hospitals, certain long-term care hospitals, sub-acute facilities, rehabilitation hospitals and nursing homes specializing in providing care to critically ill patients. Many of these providers are larger and more established than THC. Certain providers that compete with the Company's hospitals are operated by not-for-profit, nontaxpaying or governmental agencies, which can finance capital expenditures on a tax exempt basis, and which receive funds and charitable contributions unavailable to the Company's hospitals. The Company believes that to offer programs providing a cost-effective continuum of care, nursing homes and other companies are converting their facilities and developing programs that will be competitive with THC's hospitals. This trend is expected to continue due to cost-containment pressures, lower hospital occupancy rates experienced in recent years by general acute care hospitals, and the efforts of nursing homes to expand their existing markets.

  The competitive position of a hospital is affected by the ability of its management to negotiate service contracts with purchasers of group health care services, including private employers, preferred provider organizations ("PPOs") and health maintenance organizations ("HMOs"). Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with PPOs, HMOs and other organizations which finance health care, and its effect on a hospital's competitive position, varies from market to market, depending on the number and market strength of such organizations. It is the Company's policy to enter into these contracts wherever feasible. Generally, hospitals holding major contracts with managed care organizations are able to attract more doctors to their active medical staffs than hospitals without such contracts.

REGULATION AND REIMBURSEMENT

  The health care environment in which the Company operates is highly regulated and subject to frequent and substantial changes and proposals for change. There can be no assurance that state or federal regulatory and legislative bodies will not propose or enact rules or laws that could have a material adverse effect on the Company.

  The Company's hospitals are subject to substantial and continuous federal, state and local government regulation. Such regulations provide for periodic inspections and other reviews by state and local agencies and the United States Department of Health and Human Services ("HHS") to determine compliance with their respective standards pertaining to medical care, staffing utilization, safety and equipment necessary for continued licensing or participation in the Medicare or Medicaid programs.

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

  Hospitals may seek an accreditation from JCAHO, a nationwide commission which establishes standards relating to the physical plant, administration, quality of patient care and operation of medical staffs of hospitals. Generally, hospitals and certain other health care facilities are required to have been in operation at least six months in order to be eligible for accreditation by JCAHO. After conducting on-site surveys, JCAHO awards accreditation for up to three years to hospitals found to be in substantial compliance with JCAHO standards. Accredited hospitals are periodically resurveyed, including, at the option of JCAHO, upon a major change in facilities or organization and after a merger or consolidation. All of the Company's hospitals in operation as of November 30, 1996 are accredited by JCAHO. The Company intends to seek and obtain JCAHO accreditation for any additional hospitals it may purchase or lease.

  Certain states have certificate of need ("CON") laws which generally provide that prior to the expansion of an existing facility, the construction of a new facility, the addition of beds, the acquisition of existing facilities or major items of equipment or certain changes in services, or the undertaking of a capital expenditure on behalf of a facility, approval must be obtained from the designated state health planning agency. The stated objective of the CON process is to promote quality health care at the lowest possible cost and avoid unnecessary duplication of services, equipment and facilities. If the Company is unable to obtain the requisite CONs, the growth of its business could be adversely affected.

 Medicare and Medicaid

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

  In order to receive Medicare reimbursement, each hospital must meet the applicable conditions of participation set forth by HHS relating to the type of hospital, its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site Medicare certification surveys. The Medicare survey is limited if the hospital is JCAHO accredited. All of THC's operating hospitals are certified as Medicare providers. All but two of the Company's operating hospitals are certified by their respective state Medicaid programs. In fiscal 1996, Medicaid represented only 3% of THC's net operating revenues. A loss of certification could adversely affect a hospital's ability to receive payments from Medicare and Medicaid.

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

  The Social Security Amendments of 1983 exempted psychiatric, rehabilitation, cancer, children's and long-term care hospitals from PPS. A long-term care hospital is defined as a hospital which has an average length of stay of greater than 25 days. The Company's experience is that THC's facilities are able to meet this definition. Under current law, inpatient operating costs for long-term care and psychiatric hospitals are reimbursed under a cost-based reimbursement system. The one exception to this rule is that during the initial six months of operations of a long-term care hospital it will be subject to PPS reimbursement. As a result of the Tax Equity and Fiscal Responsibility Act of 1982 ("TEFRA"), reimbursement under the cost-based system is subject to a computed target amount per discharge (the "Target") for inpatient operating costs. A hospital's Target rate is the per discharge (case) limitation, derived from the hospital's allowable net Medicare inpatient operating costs in the hospital's base year, and updated for each subsequent hospital cost reporting period by the appropriate annual rate-of-increase percentage. If allowable net inpatient operating costs do not exceed the hospital's Target, payment to the hospital will be determined on the basis of the lower of (i) net inpatient operating costs plus 50% of the difference between inpatient operating costs and the Target; or (ii) net inpatient operating costs plus 5% of the Target. Prior to October 1, 1991, allowable Medicare operating costs per discharge in excess of the Target were not reimbursed. Effective October 1, 1991, if a hospital's allowable net inpatient operating costs exceed the Target, Medicare reimburses the lower of (i) the hospital's target amount plus 50% of the allowable Medicare operating costs per discharge in excess of the Target or (ii) 110% of the Target. With regard to hospitals certified prior to October 1, 1992, the TEFRA Target provisions do not apply with respect to hospitals that have been in operation for less than three full years. For hospitals certified on or after October 1, 1992 (all of THC's hospitals), the TEFRA Target provisions do not apply with respect to hospitals that have been in operation for less than two full years. Under the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993"), increases in the Target for fiscal years 1994 through 1997 are generally limited to the hospital market basket increase minus one percentage point.

  On September 1, 1994, HHS published a regulation to establish additional criteria for certain long-term care hospitals to meet in order to be exempt from PPS. These regulations address exemption requests by long-term care hospitals which operate in space leased from another hospital, sometimes referred to as a "hospital-within-a-hospital" setting. Among other things, the regulations, as amended, require that the long-term care hospital and the "host" hospital have separate governing bodies, separate chief executive officers, separate chief medical officers, and separate medical staffs. In addition, the long-term care hospital must perform certain hospital functions through employees or contracts with organizations other than the host hospital, have 75% or more of its admissions referred from sources other than the "host" hospital, or hold its purchases of services from the "host" hospital below certain dollar thresholds. In locations where it is subject to these rules, the Company believes it is in compliance with the applicable regulatory criteria.

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

 Health Care Reform

  The focus of recent health care legislation in Congress has been on budgetary and related funding mechanism issues. A number of reports, including the 1995 Annual Report of the Board of Trustees of the Federal Hospital Insurance Program (Medicare) have projected that the Medicare "trust fund" is likely to become insolvent by the year 2002 if the current growth rate of approximately 10% per year in Medicare expenditures continues. Similarly, federal and state expenditures under the Medicaid program are projected to increase significantly during the same seven-year period. In response to these projected expenditure increases, and as part of an effort to balance the federal budget, both the Congress and the Clinton Administration have made proposals to reduce the rate of increase in projected Medicare and Medicaid expenditures and to change funding mechanisms and other aspects of both programs. In November 1995, Congress passed legislation that would have substantially reduced payments to providers and would have made significant changes in the

Medicare and the Medicaid programs. While President Clinton vetoed this bill, the Clinton Administration has proposed and is expected to repropose alternate measures to reduce, to a lesser extent, projected increases in Medicare and Medicaid expenditures.

  The Medicare legislation that was adopted by Congress would have, among other things, reduced payments to providers (including the Company), and created incentives for Medicare beneficiaries to enroll in managed care plans. Earlier versions of this legislation also contained cost controls affecting long-term acute care hospitals. The Administration's proposal included a moratorium on the designation of additional Medicare long-term acute care hospitals and such a provision may be reintroduced in subsequent budget legislation. The Company anticipates that federal and state governments will continue to review and assess alternative health care delivery systems and payment methodologies. Due to the uncertainties regarding the final details of reform initiatives, the Company cannot predict which proposals, if any will be adopted or what impact they may have on the Company. Moreover, there can be no assurance that the adoption of any reform proposals will not have a material adverse effect on the Company's business, operating results, or financial condition.

 Reimbursement Limitations and Cost-Containment

  Regardless of the outcome of any proposed health care reform bills, there will likely continue to be ongoing efforts to effect cost savings in the Medicare program. These efforts could include change in the reimbursement of the Company's long-term critical care hospitals to the DRG method. In fact, the conference report accompanying the OBRA 1993 urged prompt completion of a study of methods to subject hospitals such as THC's to PPS, based on DRGs to be developed for the subject hospitals, from which they are currently exempt. Similar language was introduced in 1995 legislation, but not incorporated into the final bill adopted by Congress. Even if cost-based reimbursement for the THC facilities continues, additional reimbursement limits may be imposed. Such cost-containment initiatives may vary substantially from the proposed structural reforms discussed above and may impact the Company more quickly and directly.

 Relationships With Physicians and Clinicians

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

  HHS's Office of Inspector General ("OIG") and the courts have broadly construed the anti-kickback statute. "Safe harbor" regulations promulgated by the OIG define a narrow range of practices that will be exempt from prosecution or other enforcement action under this statute. To the extent that offers to pay or payments made are deemed to be for purposes of inducing referrals and do not satisfy all the criteria for a safe harbor, the arrangements could be found to violate the anti-kickback laws. Similarly, state fraud and abuse laws, which vary from state to state, are often vague and have infrequently been interpreted by courts or regulatory agencies. Given the breadth of these laws and the dearth of court rulings dealing with businesses like the Company's, there can be no assurance that the Company's arrangements with its providers will not be challenged. However, the Company has in place a compliance program, whereby all personnel including clinicians are required to execute Certificates of Understanding of and compliance with the THC Mission and Standards of Business Conduct. Additionally, the evolving Compliance Program includes the establishment of a "hotline" which all employees are encouraged to call if they believe there is any illegal conduct or wrongdoing.

  OBRA 1993 contains provisions ("the Stark Act") prohibiting physicians having a financial relationship with the provider from making referrals for "designated health services" rendered by the provider which are paid for by the Medicare or Medicaid programs. These services include radiation therapy services; durable medical equipment; parenteral and enteral nutrients, equipment, and supplies; prosthetics, orthotics, and prosthetic devices; home health services; outpatient prescription drugs; and inpatient and outpatient hospital services. If such a financial relationship exists, the entity is prohibited from billing for or receiving reimbursement on account of such referral and is subject to various penalties and sanctions for noncompliance. These provisions took effect January 1, 1995.

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

  The Company has contracts with physicians to provide hospital services and in some instances patient services. These contracts have been designed to meet the requirements of the Stark Act. However, until final regulations are promulgated or the contracts are otherwise tested, there can be no assurance that the contracts, or other applicable policies of the Company, will be found to be in compliance with the Stark Act.

RESPIRATORY THERAPY SERVICES

  In 1995, the Company began providing respiratory therapy services and supplies to appropriate patients of skilled nursing facilities pursuant to contracts between THC hospitals and skilled nursing facilities. The services are provided by respiratory therapists employed at the Company's hospitals. These respiratory therapists perform a wide variety of procedures, including oxygen therapy, bronchial hygiene, nebulizer and aerosol treatments, tracheostomy care, ventilator management and patient respiratory education.

  The Company receives payments from the skilled nursing facilities for services rendered and these facilities in turn, receive payments from the appropriate payor. Respiratory therapy and supplies are covered under the Medicare program and reimbursed as an ancillary service when the service is provided by hospital-based respiratory therapists. Many commercial insurers and managed care providers are seeking hospital discharge options for lower acuity respiratory patients. Management believes that the Company's pricing and successful clinical outcomes make its respiratory therapy program attractive to commercial insurers and managed care providers.

  In 1996, the Company began providing respiratory therapy consulting services to acute care hospitals which desire to use the Company's program in their own institution. Under these contractual agreements, Company personnel assist the hospital to develop and manage a respiratory therapy services program in skilled nursing facilities. The Company also provides billing services for the hospital. Each hospital that contracts with the Company provides its own respiratory therapists who are employed by the hospital to provide services in the skilled nursing facilities. The Company receives payments from the hospitals for services rendered. The hospitals, in turn, receive payments from the skilled nursing facilities.

  The primary competitive factors for the respiratory therapy services business are quality of services, charges for services and responsiveness to the needs of patients, families and the facilities in which the services are provided. Certain hospitals have entered into the contract services market through affiliation agreements and management contracts.

DIVESTED PSYCHIATRIC OPERATIONS AND INVESTMENT IN BEHAVIORAL HEALTHCARE CORPORATION

  As noted previously in Item 1, "General", the Company sold its United
States, Puerto Rico, and United Kingdom psychiatric operations during fiscal year 1996. The United States and Puerto Rico psychiatric operations were sold to Behavioral Healthcare Corporation which is a private company. THC will have a 44.2% common equity interest in future BHC earnings. BHC is headquartered in Nashville, Tennessee, and is now the second largest psychiatric hospital network in the country, with 38 hospitals and 4 residential treatment centers in 18 states and Puerto Rico, comprising approximately 3,500 beds. With the combination of these hospitals, BHC is a leading provider of psychiatric/behavioral services for adults, adolescents and children with acute psychiatric, emotional, substance abuse and behavioral disorders. BHC currently offers a broad spectrum of inpatient, partial hospitalization, outpatient and residential treatment programs through its hospitals.

  The psychiatric/behavioral care industry in the United States continues to undergo significant change due to the expanding influence of managed care and cost-containment measures imposed by governmental and third party payors and employers. Providers such as BHC continue to experience a significant increase in the percentage of revenues from payors that reimburse on negotiated per diem or case rates, episodes of care or length of stay rates, or on a discounted basis. In addition, this same trend has resulted in higher deductibles and co-insurance for patients. Negotiated rates with managed care, government and other third parties have decreased, and the use of less intensive settings of behavioral care in place of inpatient treatment has increased. The development of alternative services such as partial programs and intensive outpatient services have had the impact of significantly decreasing the average length of a patient's stay. Providers such as BHC have also been affected by the aggressive privatization of state and county psychiatric/behavioral services which has generally resulted in lower rates. Payors also have adopted increasingly stringent admission and length of stay criteria and other treatment constraints. All of these factors adversely affect utilization and reimbursement for psychiatric services. As a result, psychiatric care providers in the U.S. have been forced to adapt their clinical practices, business practices and operating strategies.

  The Company believes that the combination of its former psychiatric hospitals with the BHC hospitals will provide economies of scale that will allow BHC to operate more cost-efficiently and better compete in today's cost-conscious psychiatric industry environment. Strategically, both companies have been concentrating on building a full continuum of psychiatric and behavioral care services, and developing and operating fully integrated behavioral health care delivery systems in selective markets.

PSYCHIATRIC CARE OPERATIONS

 Services and Programs

  Over the past three years, the former CPC and BHC hospitals have significantly expanded the scope of their psychiatric treatment programs to create a continuum of care from which the most appropriate and cost-effective treatments can be selected to meet the needs of its payors and patients. In addition to offering traditional inpatient treatment programs, BHC provides less costly treatment alternatives such as partial hospitalization, residential treatment and intensive and non-intensive outpatient programs. By offering such programs through a single organization, the Company believes that patients receive the most appropriate treatment, and that the transition among differing intensities of care occurs rapidly and cost effectively from the perspective of the patient, clinical team (including the medical director, the clinical or nursing director, the admissions director and the program director) and payor. BHC's patient programs include inpatient, residential, partial hospitalization, and outpatient services.

 Sources of Psychiatric Hospital Revenues

  The psychiatric hospitals receive payment for its services from patients, private health insurers, managed care organizations, and from the Medicare, Medicaid and CHAMPUS governmental programs.

 Competition--U.S. Psychiatric Hospitals

  The BHC psychiatric hospitals compete with other free-standing psychiatric hospitals and psychiatric units in medical/surgical hospitals as well as with other specialty psychiatric hospitals. Some competing hospitals are either owned or supported by government agencies. Others are owned by nonprofit corporations and supported by endowments and charitable contributions. Such governmental and nonprofit entities are substantially exempt from income and property taxation. The competitive position of a hospital is, to a significant degree, dependent upon the number and quality of physicians practicing at the hospital and the members of its medical staff. The Company also believes that the competitive position of a hospital is dependent upon the variety of services offered by a facility.

  The competitive position of a hospital is affected by the ability of its management to negotiate service contracts with purchasers of group health care services, including private employers, PPOs and HMOs. Such organizations attempt to obtain discounts from established hospital charges. The importance of obtaining contracts with PPOs, HMOs and other organizations which finance health care, and its effect on a hospital's competitive position, varies from market to market, depending on the number and market strength of such organizations. Generally, hospitals holding major contracts with managed care organizations are able to attract more doctors to their active medical staffs than hospitals without such contracts.

EMPLOYEES

  As of November 30, 1996, THC had approximately 4,500 employees, of which approximately 55% were employed full time and 45% were employed part time. The employees at one hospital are covered by a union agreement. The Company considers its labor relations to be satisfactory.

ITEM 2. PROPERTIES

  Information related to the number, location, and ownership of the Company's hospitals is included in "Hospital Operations". The Company also owns the corporate office building that is located in Las Vegas, Nevada as well as the real property related to five closed psychiatric facilities that are being held for sale. All of the existing hospital buildings meet all state and local requirements for licensing as hospitals to provide the services indicated.

ITEM 3. LEGAL PROCEEDINGS

  In July 1995, the Government served a whistleblower suit against the Company's Subsidiary, CPC Oklahoma, Inc., under the Federal False Claims Act. CPC Oklahoma, Inc. operated Southwind Hospital, a psychiatric hospital located in Oklahoma City, Oklahoma. The suit was originally filed by a former employee and a relative of another employee under the qui tam provisions of the Act. Invoking its rights under the Act, the United States took over the case. In November 1996, Southwind and the Government reached an agreement in principle under which Southwind would pay $750,000 to the Government in exchange for a release of the Government's civil and administrative claims. The settlement was paid in February 1997. In a related action, on August 4, 1995, federal and state authorities executed a search warrant at Southwind and seized various records. In December 1996, the Government notified Southwind that it had decided to discontinue any further criminal investigation of this matter.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The following table describes the matters voted upon at the annual meeting of stockholders held November 8, 1996 and shows the number of votes cast for, against or withheld as to such matters.

                                                      FOR     AGAINST/WITHHELD
                                                   ---------- ----------------
 1.  Election of one director to serve until the
     annual meeting in 1999 and until her
     successor is duly elected and qualified*:
     Wendy Simpson...............................  35,174,115     488,049
 2.  Amend the Company's Articles of
     Incorporation to change the name of the
     Company to Transitional Hospitals
     Corporation.................................  35,360,326     301,838
 3.  Ratify an amendment to the Company's Bylaws
     to generally require that a majority of the
     members of the Board of Directors be
     Independent Directors.......................  30,662,164     569,266

--------
*  The following directors' term of office continued after the meeting:
   Richard L. Conte, Jack H. Lindheimer, M.D., Nigel Petrie, Dana L. Shires, Jr., M.D., Robert L. Thomas and Ralph J. Watts. Carol Burt was appointed to the Board of Directors in December 1996.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a)Market Information

      (1)(i) The Company's Common Stock is traded on the New York and Pacific Stock Exchanges. Ticker symbol: THY.

      (ii) The information in response to this portion of Item 5 is incorporated herein by reference from footnote 15 to the financial statements in Item 8.

  (b)Holders

      (1) As of February 14, 1997, there were approximately 5,842 holders of the Company's Common Stock. The number of record holders includes banks and brokerage houses which are holding shares of the Company's Common Stock for an undetermined number of beneficial owners.

  (c)Dividends

      (1) The information in response to this portion of Item 5 is incorporated by reference from footnote 15 and 16 to the financial statements in Item 8.

ITEM 6. SELECTED FINANCIAL DATA

TRANSITIONAL HOSPITALS CORPORATION (FORMERLY COMMUNITY PSYCHIATRIC CENTERS) AND SUBSIDIARIES

                                           YEAR ENDED NOVEMBER 30
                                -----------------------------------------------
                                  1996      1995      1994     1993      1992
                                --------  --------  -------- --------  --------
                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNT)
Net operating revenues......... $503,266  $514,991  $423,955 $335,578  $344,274
Net income (loss)*.............   (5,352)  (41,632)   10,220  (24,892)   23,137
Total assets...................  465,947   604,625   600,004  530,340   540,600
Long-term debt, exclusive of
 current maturities............   14,858    84,883    69,090   40,718    26,293
Earnings (loss) per common
 share*........................    (0.12)    (0.95)     0.24    (0.58)     0.52
Dividends per share............      --       0.01      0.01     0.09      0.36

--------
* See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations"--"Sale of psychiatric divisions and psychiatric restructurings" for a discussion of non-recurring transactions related to the sales of the Company's psychiatric hospitals.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the selected financial data presented above, the consolidated financial statements and the notes to the consolidated financial statements appearing in Item 8.

 Sale of psychiatric divisions and psychiatric restructurings

  On November 30, 1996 the Company sold its U.S. and Puerto Rico psychiatric operations to BHC for $60 million in cash and BHC stock valued at approximately $70 million. THC will have a 44.2% common equity interest in future BHC earnings. BHC is headquartered in Nashville, Tennessee, and is now the second largest psychiatric hospital network in the country, with 38 hospitals and 4 residential treatment centers in 18 states and Puerto Rico, comprising approximately 3,500 beds. With the combination of these hospitals, BHC is a leading provider of psychiatric/behavioral services for adults, adolescents and children with acute psychiatric, emotional, substance abuse and behavioral disorder.

  The Company also announced the closure of Southwind Hospital, a psychiatric facility in Oklahoma City, Oklahoma in November of 1996 due to poor financial performance. Net operating revenue and net operating income or (loss) for Southwind totaled $4.7 million and $(.8) million for fiscal year 1996, $8.1 million and $(.1) million for fiscal year 1995 and $7.1 million and $.8 million for fiscal year 1994. The hospital is being held for sale. The Company has reached an agreement to settle the whistleblower suit related to Southwind with the United States Government for $750,000 (see Item 3, Legal Proceedings).

  The effects on income of the above described transactions are classified as non-recurring transactions for fiscal year 1996 and include the following: i) $62.0 million loss on the sale of the psychiatric operations to BHC, ii) $14.4 million of expenses related to the transaction that consist of $6.7 million of severance costs and payments pursuant to employment contracts, $4.0 million of transaction costs related primarily to legal and investment banking services, and $3.7 million related to legal expenses and settlement costs for the Southwind whistleblower suit and one other lawsuit related specifically to the US Psychiatric Division, iii) $2.1 million for a settlement of a claim from a former Chairman of Community Psychiatric Centers related to his contract with the Company (see further discussion in Note 11 to the financial statements included in Item 8), iv) impairment charges of $6.7 million to writedown the property value of Southwind and certain other closed hospitals to their current estimated fair market value, and v) $1.7 million related to termination benefits and other exit costs related to the closure of Southwind Hospital. Approximately 150 employees were terminated due to the Southwind closure and approximately 80 corporate employees were terminated due to the sale of the U.S. psychiatric division.

  During the first three quarters of 1996, the Company recorded net restructuring charges of $2.1 million for termination benefits and other exits costs related to the closure of four U.S. psychiatric division hospitals. Approximately 280 employees were terminated as a result of the closure of these hospitals. Two of these properties were sold to BHC and two are being held for sale.

  On June 21, 1996, the Company sold its United Kingdom psychiatric hospitals to Foray. PHG operates 15 freestanding acute psychiatric hospitals and chemical dependency facilities, including one 42 bed hospital that was 50% owned by PHG. Based on the number of licensed hospital beds, PHG is the leading commercial provider of psychiatric services in the United Kingdom where psychiatric services are generally available to residents without charge from government-owned NHS hospitals. The total purchase price for the PHG facilities was approximately $135 million, which includes a $4.6 million subordinated note due in 2009 issued by Foray. Included in non-recurring transactions is the net gain of $55.5 million on the sale of these facilities. Transaction expenses related to legal, investment banking and severance costs totaled approximately $4.8 million and are reflected in the $55.5 million gain.

  Effective November 30, 1995, the Company recorded a restructuring charge totaling $4.6 million ($2.8 million after tax), determined in accordance with the provisions of the January 1995 Financial Accounting Standards Board Emerging Issues Task Force Consensus No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)", ("EITF 94-3"), in connection with the decision to close six psychiatric facilities and three regional offices. EITF 94-3 requires the accrual of certain employee termination costs and costs resulting from a plan to exit an activity that are not associated with or that do not benefit activities that will continue and prohibits accrual of expected future operating losses of the activity exited. The charge comprised $3.4 million for employee termination benefits related to hospital operations and overhead personnel and $1.2 million for non-cancelable operating leases and other exit costs. Approximately 314 hospital employees and 65 corporate and regional employees were terminated. Amounts charged against the reserve approximated amounts accrued. Of the six closed hospitals, three have been sold, two were fully converted to THC hospitals, and one was exchanged for a similar building held by another health care provider and was converted into a satellite hospital of a THC facility in October 1996.

  Effective May 31, 1995, the Company recorded a restructuring credit totaling $2.5 million ($1.5 million after tax) from the resolution of previously restructured psychiatric assets. The restructuring credit resulted from divesting two restructured properties at higher prices than the 1993 writedown of the facilities anticipated and the Company's success in collecting accounts receivable balances that were reserved for as part of the February 28, 1994 restructuring charge.

  Effective February 28, 1994, the Company recorded a restructuring charge of $6.3 million ($3.8 million after tax) in connection with the decision to close three psychiatric facilities. The charge comprised $2.2 million for future operating losses, $1.5 million for restructuring costs associated with terminating employees and $2.6 million for additional accounts receivable allowances and reserves for other assets at the three hospitals. Approximately 225 employees of the restructured hospitals were terminated. Amounts charged against the reserve for estimated operating losses and termination benefits paid approximated amounts originally accrued. Of the three closed hospitals, one was sold in 1996, one was converted into a THC facility after the restructuring, and one was converted into a satellite hospital of a THC facility in September 1995.

  Effective February 28, 1994, the Company recorded a restructuring credit totaling $7.2 million ($4.3 million after tax) from the resolution of previously restructured psychiatric assets. The restructuring credit resulted from the Company's success in controlling hospital closure costs and in divesting one of its restructured properties at a higher price than the 1993 writedown of the facility anticipated.

 Recent Accounting Pronouncements

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company is in the process of evaluating the Statement. The potential impact on the Company of adopting the new standard has not been quantified at this time. The Company must adopt FAS 123 in fiscal year 1997.

 Sources of Revenue

  For fiscal years 1996, 1995, and 1994, approximately 47%, 37%, and 28% of the Company's net revenues were paid by Medicare which based reimbursement on the Company's costs (except for THC hospitals in their first six months of operations which are reimbursed based on DRG rates). Medicare reimbursement as a percentage of total revenues has increased over the past three years as THC has grown significantly over that period of time. Net Medicare revenue for THC was 78%, 72%, and 69% of total THC net operating revenue during 1996, 1995, and 1994, respectively.

  For fiscal years 1996, 1995, and 1994, approximately 9%, 11%, and 13% of the Company's net revenue was derived from Medicaid with varying rates from state to state. Net revenue totalling 24%, 27%, and 33% for 1996, 1995, and 1994, respectively, was based upon negotiated rates with payors such as managed care companies, health maintenance organizations and preferred provider organizations. The Company expects the number of patients enrolled in managed care plans to grow in the future. Approximately 17%, 21%, and 22% of the Company's net revenues for 1996, 1995, and 1994, respectively, were derived primarily from private sources and insurance companies which based reimbursement on the Company's price schedule. The Company believes that revenues from private sources will continue to decline in the future as purchasers of health care services continue to shift coverage to managed care plans.

  For fiscal years 1996, 1995, and 1994, approximately 3%, 4%, and 4%, respectively, of the Company's revenues came from CHAMPUS, a federal government program which bases reimbursement generally on a regional average rate.

 Liquidity and Capital Resources

  Net cash provided from operating activities increased $45.1 million in fiscal year 1996 compared to fiscal year 1995. Excluding the effects from the sales of domestic and foreign psychiatric operations, net accounts receivable balances decreased $2.5 million in 1996. Cash flows from third party payors increased by

$19.9 million in 1996. The improvement in cash flows from these sources combined with the $21.3 million of cash paid to settle the securities lawsuit in fiscal 1995 were the principal causes for the increase in cash flows from operations in 1996. Excluding fourth quarter revenues generated by the U.S. psychiatric operations, days revenue in accounts receivable were 72, 82, and 79 at November 30, 1996, 1995, and 1994, respectively. The Company's current ratio in 1996, 1995 and 1994 was 3.2, 2.4 and 2.4, respectively.

  The Company sold its United Kingdom psychiatric operations on June 21, 1996 and its U.S. and Puerto Rico psychiatric operations on November 30, 1996. The Company also sold three closed psychiatric hospitals in fiscal 1996. The combined sale of foreign and domestic psychiatric hospitals produced $186.6 million in cash proceeds in addition to non-cash consideration of $10.6 million of notes receivable and BHC stock valued at approximately $70 million.

  A portion of the proceeds from the sale of PHG were used for the repayment of bank credit facilities of $50 million. The Company also repaid an additional $24.9 million of bank credit facilities and $5.4 million of subordinated debentures during 1996. Due primarily to the repayment of debt, the Company's ratio of long-term debt to total equity has been reduced to 3.9% at November 30, 1996 from 21.3% and 15.7% at November 30, 1995 and 1994, respectively.

  In August 1996, the Company announced that its Board of Directors authorized spending up to $25 million to buy back company stock from time to time on the open market. In October 1996, the Board of Directors expanded the buyback program by authorizing an additional $50 million, bringing the total authorization for expenditures on company stock to $75 million. In accordance with this authorization, the Company purchased 4.2 million shares for $35.8 million during 1996. No common stock was repurchased in fiscal years 1995 or 1994.

  Purchases of fixed assets totaled $35.4 million in 1996 compared to $40.1 million in 1995. Capital expenditures for 1997 are estimated to be $27 million for renovation and expansion of existing facilities and equipment additions. In addition, the Company will pay approximately $5 million for a new computer system in 1997.

  During September 1993, the Company entered into a credit agreement whereby the Company was able to borrow up to $25 million through November 30, 1995, at which time the amount outstanding was converted into a term loan payable in equal quarterly installments through November 30, 1998. As of November 30, 1996, $16.8 million is outstanding under this agreement. The Company believes that its current cash and cash equivalent balances and its operating cash flow will be sufficient to fund the Company's operations and capital expenditures through the end of fiscal 1997.

 Operating Results

  Following is a summary of net operating revenues by division (dollars in thousands):

                                             1996             1995          1994
                                        ---------------  ---------------  --------
                                                   %                %
                                         AMOUNT  CHANGE   AMOUNT  CHANGE   AMOUNT
                                        -------- ------  -------- ------  --------
THC Hospitals.......................... $240,780  24.5   $193,325  91.4   $101,031
Respiratory Therapy Services...........   23,227 133.7      9,939              --
                                        --------         --------         --------
    Total THC Net Operating Revenues...  264,007  29.9    203,264 101.2    101,031
Divisions Sold in Fiscal 1996:
U.S. Psychiatric Division..............  202,069 (18.7)   248,408 (10.2)   276,698
U.K. Psychiatric Division..............   37,190 (41.3)    63,319  37.0     46,226
                                        --------         --------         --------
Net Operating Revenues................. $503,266  (2.3)  $514,991  21.5   $423,955
                                        ========         ========         ========

 Fiscal Year 1996 Compared to Fiscal Year 1995

  THC hospital net operating revenues increased due to a 27.9% increase in patient days. Revenue from respiratory therapy services grew by 133.7% in fiscal year 1996. In 1995, the Company began providing respiratory therapy services and supplies primarily to skilled nursing facilities. The growth in revenue related to the respiratory therapy services is due to a 138% increase in the average number of contracts in effect during the current year compared to the prior year.

  Net operating revenues from the United States psychiatric hospitals decreased by 18.7% or $46.3 million. Approximately $42.0 million of the decline is related to the fact that the Company closed six hospitals in November of 1995, one hospital in January 1996, and two hospitals in the second quarter of 1996. The remaining portion of the decrease in net operating revenues was due to a decrease in same store patient days of 2.8%.

  The Company closed one additional psychiatric hospital in December 1996 and sold the remaining operating psychiatric hospitals to Behavioral Healthcare Corporation on November 30, 1996. The Company received as partial consideration for the sale of its U.S. and Puerto Rico psychiatric operations a common equity interest in BHC of approximately 44.2%.

  Net operating revenues from the Company's United Kingdom psychiatric operations declined substantially as the division was sold on June 21, 1996.

  Operating expenses as a percentage of net operating revenues increased from 76.3% in fiscal year 1995 to 80.0% in fiscal year 1996. The increase related to several factors including an increase in personnel costs at the U.S. psychiatric division as the Company made an effort to upgrade the quality of its operating and financial personnel in these hospitals as well as expand the psychiatric and behavioral health services offered. The increase in operating expenses as a percentage of net operating revenues was also impacted by approximately $4.0 million of post-closing operating expenses and holding costs related to the ten U.S. psychiatric division hospitals that have been closed since November of 1995. These costs were prohibited from being accrued for in any of the related restructuring charges as they did not qualify as exit costs as defined by EITF 94-3 (see "Sale of psychiatric divisions and psychiatric restructurings" for a description of EITF 94-3 and the restructuring charges taken).

  General and administrative expenses decreased $6.4 million and decreased as a percentage of net operating revenues to 6.6% in 1996 from 7.7% in 1995. Beginning in November of 1995, the Company closed three psychiatric division regional offices, consolidated certain positions at the Corporate office, and continued with further reductions in corporate overhead in January of 1996. General and administrative expenses also decreased due to the sale of the United Kingdom psychiatric division in June 1996.

  Bad debt expense decreased from 5.6% of net operating revenues in 1995 to 4.0% in 1996. Bad debt expense was higher in 1995 due to the fact that the Company experienced a slow down in billing and collections as it converted several U.S. psychiatric hospitals to a centralized billing office as well as a new computer system. In addition, collections were adversely impacted in the prior year as certain State Medicaid programs converted to managed care initiatives in 1995.

  Non-recurring transactions related primarily to the sales of the U.S. and United Kingdom psychiatric divisions in fiscal year 1996 as described above in "Sale of psychiatric divisions and psychiatric restructurings". Non-recurring transactions in 1995 related primarily to the settlement of shareholder litigation from 1991 in the amount of $46.0 million and impairment losses of $46.0 million related primarily to the U.S. psychiatric division. The impairment losses were taken upon adoption of Financial Accounting Standard No. 121 ("FAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", in the fourth quarter of 1995.

  Investment income increased $1.4 million due to higher cash and short-term investment balances that resulted from the sale of the United Kingdom psychiatric division in June of 1996.

  Interest expense decreased as the Company repaid $80.3 million of long-term debt in fiscal year 1996.

  See Note 7 to the financial statements for a reconciliation of effective income tax rates to statutory rates.

 Fiscal Year 1995 Compared to Fiscal Year 1994

  Net operating revenues increased by 21.5% from $422.4 million for the year ended November 30, 1994 to $515.0 million for the year ended November 30, 1995. The largest portion of this increase was a $93.9 million increase in THC revenue from $101.0 million in fiscal year 1994 to $194.9 million in fiscal year 1995. THC's same-store admissions and patient days increased 62.3% and 82.6%, respectively. In addition, the Company began providing respiratory therapy services and supplies primarily to skilled nursing facilities in fiscal year 1995. $9.9 million of revenue was generated from this line of business in fiscal year 1995.

  Net operating revenues from the United States psychiatric operations decreased by 10.2% or approximately $28.3 million as a result of a 12.0% decrease in adjusted patient days offset by a 2.0% increase in net revenue per patient day. Net revenue per patient day increased as favorable Medicare and Medicaid cost report settlements exceeded prior year amounts by approximately $2 million in fiscal 1995. Adjusted patient days declined primarily due to the continuing decline in the average length of a patient's stay.

  Net operating revenues from the Company's United Kingdom operations increased by 37.0% or approximately $17.1 million as a result of an increase in same-store patient days of 15.6% and a 5.6% increase in average net revenue per patient day. The remaining portion of the increase in net operating revenue related to additional patient days generated by three new facilities that started operations subsequent to the third quarter of 1994.

  Operating expenses decreased as a percentage of net operating revenues to 76.3% in the year ended November 30, 1995 from 77.5% in the year ended November 30, 1994. A higher percentage of THC's total costs were being reimbursed in 1995 because an increased number of THC hospitals received certification for cost-based reimbursement under Medicare during fiscal year 1995 compared to fiscal year 1994. THC hospitals incur significant start up losses because they are not entitled to cost based reimbursement for Medicare patients until they are certified as long-term care hospitals. Pending such certification, these start up hospitals are reimbursed under the Medicare Prospective Payment System which does not pay the full cost of treating Medicare patients with the severity of illness treated at THC facilities. Of the 14 hospitals in operation during fiscal year 1995, 13 were certified as long-term care hospitals and therefore received cost-based reimbursement under Medicare, whereas at the same time in 1994, 13 facilities were in operation and 11 had been open long enough to receive their long-term care hospital certification. In addition, 11 facilities completed their TEFRA rate setting period during fiscal 1995 and were eligible for an additional incentive payment if their costs were less than the targeted rate per discharge.

  General and administrative expenses increased $5.7 million and decreased as a percentage of net operating revenues to 7.7% in 1995 from 8.0% in 1994. The increase in general and administrative expenses related primarily to the fact that the Company centralized functions at the corporate office such as billing offices for some hospitals in the U.S. psychiatric division and THC as well as added increased reimbursement support. The Company also completed the installation of its new computer system in early 1995 and began incurring costs to support the new system beginning in the second quarter of 1995. All of these functions supported the daily operations of the Company's hospitals. Also, additional Corporate administrative functions were added to specifically support the expanded THC and United Kingdom operations.

  Bad debt expense as a percentage of net operating revenue was 5.6% for the year ended November 30, 1995 compared to 6.4% for the year ended November 30, 1994. Bad debt expense as a percentage of net operating revenues for THC decreased from 5.6% in fiscal 1994 to 1.3% in fiscal 1995. Beginning in the middle of fiscal year 1994, the Company strengthened controls over admissions, insurance verification, and billing for THC revenues. The implementation of these controls resulted in a decrease in uncollectible accounts and bad debt expense.

  Bad debt expense as a percentage of net operating revenues for the U.S. psychiatric division increased from 7.3% in 1994 to 10.3% in 1995. A portion of the increase relates to the fact that collections had slowed from certain State Medicaid programs that converted to managed care initiatives in 1995. In addition the Company moved 11 psychiatric hospitals to a central billing office late in the fourth quarter of 1994 and in the first quarter of 1995 which also contributed to the slowdown in billings and collections and higher bad debt expense.

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

  See Note 7 to the financial statements for a reconciliation of effective income tax rates to statutory rates.

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

  During the fiscal years ended November 30, 1993 and 1994 and the interim period from December 1, 1994 through September 29, 1995, the date of dismissal, there were no disagreements between the Company and Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young would have caused it to make reference to the subject matter of the disagreement in connection with its report. No event described in paragraph (a)(1)(v) of Item 304 of Regulation S-K occurred during the Company's fiscal years ended November 30, 1993 or 1994, or the period from December 1, 1994 through September 29, 1995, except that Ernst & Young advised management and the Board of Directors in a letter dated January 28, 1994, that, in connection with the audit of the Company's 1993 fiscal year its representatives had identified certain matters involving the internal control structure of the Company's subsidiary, Transitional Hospital Corporation and its operations which Ernst & Young considered to be material weaknesses as defined under standards established by the American Institute of Certified Public Accountants. Ernst & Young further stated in that letter that these conditions were considered in determining the nature, timing, and extent of the procedures performed in their audit for the Company's 1993 fiscal year. Ernst & Young's letter to the Board of Directors dated January 27, 1995 issued in conjunction with the audit of the Company's 1994 fiscal year stated that they noted no matters involving the internal control structure and its operations that they considered to be material weaknesses as defined under standards established by the American Institute of Certified Public Accountants.

                                   PART III

  Information under the following items required by Part III of Form 10-K is incorporated by reference from Registrant's definitive Proxy Statement applicable to Registrant's 1997 Annual Meeting of Shareholders, or will be provided by Amendment to Form 10-K on Form 10-K/A, to be filed with the Commission by Registrant no later than 120 days subsequent to the end of its fiscal year.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)1.Financial Statements. The Financial Statements listed in response to Item 8 are filed herewith.

  2.The following Financial Statement Schedule is filed herewith:

   Valuation and Qualifying Accounts

  3.Exhibits:

    (3)Articles of Incorporation and By-laws

     3.1 Restated Articles of Incorporation as adopted by vote of shareholders on May 20, 1993 and as amended by vote of shareholders on November 8, 1996.

     3.2  Amended and Restated By-Laws of the Company.

   (10)Material Contracts

     10.1 Employment Contract Number Four between Registrant and Richard L. Conte, dated as of May 1, 1992 (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1993 and incorporated in full herein by reference).*

     10.2 Amendment Number One dated as of July 29, 1994, to Employment Contract Number Four between Registrant and Richard L. Conte (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).*

     10.2.1 Employment Contract between Registrant and Richard L. Conte dated as of December 1, 1995 (filed as Exhibit 10.2.1 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated in full herein by reference).*

     10.3 Supplemental Retirement Contract between Registrant and Richard
          L. Conte, dated as of September 1, 1988 (filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1988 and incorporated in full herein by this reference).*

     10.4 Restated and Amended Employment Contract between Registrant and Robert L. Green, dated June 1, 1988 (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1988, and incorporated in full herein by this reference).

     10.5 Amendment Number One dated as of August 1, 1989, and Amendment Number Two dated as of December 1, 1989 to Restated and Amended Employment Contract between Registrant and Robert L. Green (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).

     10.6 Employment Contract between Registrant and Julia Kopta dated as of June 6, 1996.*

     10.7 Employment Contract between Registrant and Wendy Simpson dated as of June 6, 1996.*

     10.8 Employment Contract between Registrant and Ronald L. Ooley dated as of June 6, 1996.*

     10.9 Employment Contract between Registrant and J. Rodney Laughlin dated as of June 6, 1996.*

     10.10 Termination Agreement between Registrant and Steven S. Weis dated as of December 30, 1994 (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).

     10.11 Settlement Agreement between Registrant, Kay Seim, Richard Seim and Continuum Healthcare, Inc. dated as of February 19, 1996 (filed as Exhibit 10.9.1 to Registrants' Annual Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated in full herein by reference).

     10.12 Form of Indemnification Agreements between Registrant and its Directors and Executive Officers (filed as Exhibit C to Registrant's Proxy Statement, dated April 24, 1987, relating to the annual meeting of its shareholders on June 1, 1987, and incorporated in full herein by this reference).

     10.13 Registrant's 1989 Stock Incentive Plan (filed as Exhibit A to Registrant's Proxy Statement, dated July 12, 1989, and incorporated in full herein by this reference).*

     10.14 Form of Stock Option Agreement (filed as Exhibit 10.6.1 to Registrant's Report onForm 10-K for its fiscal year ended November 30, 1990 and incorporated in full herein by this reference).*

     10.15 Form of Nonstatutory Stock Option Agreement with Director (filed as Exhibit 10.6.2 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1990 and incorporated in full herein by this reference).*

     10.16 Registrant's Combined Stock Option Plan for Key Employees and Amendment Numbers One, Two, Three, Four and Five thereto (filed as Exhibit 10.7 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

     10.17 Form of Stock Option Agreement--General Stock Option (filed as
           Exhibit 10.7.1 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

     10.18 Form of Stock Option Agreement--Incentive Stock Option (filed as
           Exhibit 10.7.2 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

     10.19 Agreement and Promissory Note between Registrant and Richard Conte dated as of June 7, 1995 (filed as Exhibit 10 to
           Registrant's report on 10-Q for its quarter ended August 31, 1995, and incorporated herein by this reference).

     10.20 Agreement and Promissory Note between Registrant and J. Rodney Laughlin dated as of November 9, 1995 (filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated in full herein by reference).*

     10.21 Agreement and Promissory Note between Registrant and Ronald L. Ooley dated as of June 2, 1995 (filed as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated in full herein by reference).*

     10.22 Agreement between Community Psychiatric Centers and Foray 911 Limited, dated as of June 21, 1996, related to the sale of the entire issued share capital of CPC (Londinium) Limited. The Agreement contains certain attachments designated as "Approved Form Documents" which were not included in this filing. The Company will furnish supplementally a copy of any omitted attachment to the Commission upon request (filed as Exhibit 1 to Registrant's July 5, 1996 filing on Form 8-K and incorporated in full herein by reference).

     10.23 The Series A Loan Note dated June 21, 1996, made by Foray 911 Limited and payable to Community Psychiatric Centers in the amount of 3 million British Pounds (filed as Exhibit 2 to Registrant's July 5, 1996 filing on Form 8-K and incorporated in full herein by reference).

     10.24 Inter-Creditor Agreement between the Royal Bank of Scotland, Mercury Asset Management PLC, Foray 911 Limited and Community Psychiatric Centers (filed as Exhibit 3 to Registrant's July 5, 1996 filing on Form 8-K and incorporated in full herein by reference).

     10.25 Rights Agreement, dated as of June 21, 1996 between Community Psychiatric Centers and Chase Mellon Shareholder Services (filed as Exhibit 4 to Registrant's July 5, 1996 filing on Form 8-K and incorporated in full herein by reference).

     10.26 Form of Letter to the holders of Community Psychiatric Centers Common Stock (filed as Exhibit 5 to Registrant's July 5, 1996 filing on Form 8-K and incorporated in full herein by reference).

     10.27 Asset Purchase Agreement, between the Company and BHC, dated October 22, 1996 (filed as Exhibit 99.1 to Registrant's October 22, 1996 filing on Form 8-K and incorporated in full herein by reference). **

     10.28 Agreement and Plan of Merger between the Company and BHC, dated October 22, 1996 (filed as Exhibit 99.2 to Registrant's October 22, 1996 filing on Form 8-K and incorporated in full herein by reference). **

     10.29 Schedule 3.10 to the Asset Purchase Agreement, consisting of the Audited Consolidated Financial Statements of BHC, for fiscal years ended June 30, 1996, 1995 and 1994 (filed as Exhibit 99.3 to Registrant's October 22, 1996 filing on Form 8-K and incorporated in full herein by reference).

     10.30 First Amendment to Asset Purchase Agreement between the Company and BHC, dated November 30, 1996 (filed as Exhibit 99.1 to Registrant's December 16, 1996 filing on Form 8-K and incorporated in full herein by reference). **

     10.31 Amendment to Agreement and Plan of Merger, between the Company and BHC, dated November 30, 1996 (filed as Exhibit 99.2 to Registrant's December 16, 1996 filing on Form 8-K and incorporated in full herein by reference). **

     10.32 Debt Instruments--Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the Commission upon request.

  11 Statement re computation of earnings per share

  21 Subsidiaries of the Registrant

  23 Consent of Independent Accountants--Price Waterhouse LLP

  23.1 Consent of Independent Auditors--Ernst & Young LLP

  27 Financial Data Schedule

  (b) Reports on Form 8-K:

    Report dated October 22, 1996 reporting the execution of an Asset Purchase Agreement related to the sale of substantially all of the psychiatric hospital and residential treatment center operations of the Company in the United States and Puerto Rico to Behavioral Healthcare Corporation.

    Report dated October 24, 1996 reporting the issuance of a press release dated October 22, 1996 regarding the sale of the U.S. and Puerto Rico psychiatric assets to Behavioral Healthcare Corporation.

    Report dated December 16, 1996 reporting the completion of the sale of the U.S. and Puerto Rico psychiatric assets to Behavioral Healthcare Corporation on November 30, 1996 and related unaudited pro forma financial information.
--------
*Required to be filed as an exhibit pursuant to item 14 (c) of this Form.
** The Agreements contain certain schedules and exhibits which were not included in this filing. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TRANSITIONAL HOSPITALS CORPORATION

Date: February 26, 1997                   By:      /s/ Richard L. Conte
                                            ___________________________________
                                                       Richard L. Conte
                                                   Chairman of the Board of
                                                        Directors and
                                                   Chief Executive Officer
                                                (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

      /s/ Richard L. Conte           Chairman of the Board of      February 26, 1997
____________________________________  Directors and Chief
          Richard L. Conte            Executive Officer
                                      (Principal Executive
                                      Officer)

       /s/ Wendy L. Simpson          Director and Executive        February 26, 1997
____________________________________  Vice President of the
          Wendy L. Simpson            Company, Chief Operating
                                      Officer and Chief Financial
                                      Officer (Principal
                                      Financial Officer)

   /s/ Jack H. Lindheimer, M.D.      Director                      February 26, 1997
____________________________________
      Jack H. Lindheimer, M.D.

          /s/ Carol Burt             Director                      February 26, 1997
____________________________________
             Carol Burt

         /s/ Nigel Petrie            Director                      February 26, 1997
____________________________________
            Nigel Petrie

  /s/ Dana L. Shires, Jr., M.D.      Director                      February 26, 1997
____________________________________
     Dana L. Shires, Jr., M.D.

       /s/ Robert L. Thomas          Director                      February 26, 1997
____________________________________
          Robert L. Thomas

        /s/ Ralph J. Watts           Director                      February 26, 1997
____________________________________
           Ralph J. Watts

        /s/ Steven M. Gray           Senior Vice President and     February 26, 1997
____________________________________  Corporate Controller
           Steven M. Gray             (Principal Accounting
                                      Officer)

                            ANNUAL REPORT FORM 10-K

                   ITEM 8, ITEM 14(a)(1) AND (2), (c) AND (d)
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
                                CERTAIN EXHIBITS

                          FINANCIAL STATEMENT SCHEDULE

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
                    (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)
                               LAS VEGAS, NEVADA

                          YEAR ENDED NOVEMBER 30, 1996

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

                        FORM 10-K ITEM 14(a)(1) AND (2)

         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

  The following consolidated financial statements of Transitional Hospitals Corporation and Subsidiaries are included in Item 8:

  Report of Independent Accountants--Years ended November 30, 1996 and 1995-- Price Waterhouse LLP

  Report of Independent Auditors--Year ended November 30, 1994--Ernst & Young
LLP

  Consolidated balance sheets--November 30, 1996 and 1995

  Consolidated statements of operations--Years ended November 30, 1996, 1995 and 1994

  Consolidated statements of stockholders' equity--Years ended November 30, 1996, 1995 and 1994

  Consolidated statements of cash flows--Years ended November 30, 1996, 1995 and 1994

  Notes to consolidated financial statements--November 30, 1996

  The following consolidated financial statement schedule of Transitional Hospitals Corporation and Subsidiaries is included in Item 14(d):

  Report of Independent Accountants on Financial Statement Schedule--Year ended November 30, 1996

  Schedule II--Valuation and Qualifying Accounts

  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Shareholders of
Transitional Hospitals Corporation

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Transitional Hospitals Corporation (formerly Community Psychiatric Centers) and its subsidiaries at November 30, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 4 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in 1995.

PRICE WATERHOUSE LLP
Los Angeles, California
January 24, 1997

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors
Transitional Hospitals Corporation

  We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Transitional Hospitals Corporation (formerly Community Psychiatric Centers) for the year ended November 30, 1994. Our audit also included the financial statement schedule listed in the index at Item 14(a) as it relates to the year ended November 30, 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Transitional Hospitals Corporation's (formerly Community Psychiatric Centers) operations and their cash flows for the year ended November 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as it relates to the year ended November 30, 1994, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Los Angeles, California
January 27, 1995

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
                    (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

                          CONSOLIDATED BALANCE SHEETS

                                                                 NOVEMBER 30
                                                              -----------------
                                                                1996     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
                           ASSETS
                           ------
Current assets:
  Cash and cash equivalents.................................. $ 84,313 $ 17,263
  Short-term investments.....................................   16,777    7,601
  Accounts receivable, less allowance for doubtful accounts
   (1996--$21,448 and 1995--$24,682).........................   55,557  113,686
  Receivable from third parties under reimbursement
   contracts.................................................      --     4,550
  Prepaid expenses and other current assets..................   14,784   14,756
  Property held for sale.....................................   13,393   15,512
  Refundable income taxes....................................   15,722   21,028
  Deferred income taxes......................................    5,697      951
                                                              -------- --------
Total current assets.........................................  206,243  195,347
Property, buildings and equipment, at cost, less allowances
for depreciation.............................................  153,933  354,192
Other assets:
  Investment in affiliate....................................   69,859      --
  Refundable income taxes....................................    9,275      --
  Deferred income taxes......................................    6,691   21,334
  Other assets...............................................   19,889   24,862
                                                              -------- --------
                                                               105,714   46,196
Excess of investment in subsidiaries over net assets
 acquired, less accumulated amortization (1996--$62 and
 1995--$2,351)...............................................       57    8,890
                                                              -------- --------
                                                              $465,947 $604,625
                                                              ======== ========



                See notes to consolidated financial statements.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
                    (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

                    CONSOLIDATED BALANCE SHEETS--(CONTINUED)

                                                                NOVEMBER 30
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS,
                                                                  EXCEPT
                                                              PAR VALUE DATA)
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable.........................................  $  9,136  $ 18,194
  Accrued payroll and other expenses.......................    15,549    34,949
  Income taxes payable.....................................       131     4,425
  Payable to third parties under reimbursement contracts...    13,954       --
  Other accrued liabilities................................    17,796     3,693
  Current maturities on long-term debt.....................     8,467    18,764
                                                             --------  --------
  Total current liabilities................................    65,033    80,025
Long-term debt, exclusive of current maturities............    14,858    84,883
Deferred credits:
  Deferred income taxes and other liabilities..............     3,857    19,678
Commitments and contingencies
Obligation to be settled in common stock...................       --     21,250
Stockholders' equity:
  Preferred stock, par value $1 a share; authorized 2,000
   shares; none issued.....................................       --        --
  Common stock, par value $1 a share; authorized 100,000
   shares; issued 46,856 in 1996 and 1995..................    46,856    46,856
  Additional paid-in capital...............................    56,657    62,096
  Unrealized gains on investments in debt securities.......       163       --
  Retained earnings........................................   321,710   327,062
  Foreign currency translation adjustment..................       --     (2,943)
                                                             --------  --------
                                                              425,386   433,071
Less cost of treasury stock--4,988 shares in 1996 and 3,166
 shares in 1995............................................   (43,187)  (34,282)
                                                             --------  --------
                                                              382,199   398,789
                                                             --------  --------
                                                             $465,947  $604,625
                                                             ========  ========


                See notes to consolidated financial statements.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
                    (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                             YEAR ENDED NOVEMBER 30,
                                    -------------------------------------------
                                        1996           1995           1994
                                    -------------  -------------  -------------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues:
  Net operating revenues..........  $     503,266  $     514,991  $     423,955
  Investment and other income.....          3,928          2,513          3,785
                                    -------------  -------------  -------------
                                          507,194        517,504        427,740
Costs and expenses:
  Operating expense...............        402,686        393,146        328,508
  General and administrative
   expense........................         33,029         39,444         33,775
  Bad debt expense................         20,101         28,732         26,966
  Depreciation and amortization...         22,364         23,344         18,649
  Interest expense................          3,889          5,256          3,545
  Non-recurring transactions, net.         33,524         94,116           (875)
                                    -------------  -------------  -------------
                                          515,593        584,038        410,568
                                    -------------  -------------  -------------
Income (loss) before income taxes.         (8,399)       (66,534)        17,172
Income taxes (benefit)............         (3,047)       (24,902)         6,952
                                    -------------  -------------  -------------
Net income (loss).................  $      (5,352) $     (41,632) $      10,220
                                    =============  =============  =============
Net income (loss) per common
 share............................  $       (0.12) $       (0.95) $        0.24
                                    =============  =============  =============
Average number of common shares...         43,942         43,642         43,465
                                    =============  =============  =============



                See notes to consolidated financial statements.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
                    (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                              AMOUNTS DUE                          FOREIGN
                                 ADDITIONAL FROM EMPLOYEES                        CURRENCY
                         COMMON   PAID-IN   FOR EXERCISE OF UNREALIZED RETAINED  TRANSLATION TREASURY  STOCK
                          STOCK   CAPITAL    STOCK OPTIONS    GAINS    EARNINGS  ADJUSTMENT   SHARES   AMOUNT
                         ------  ---------- --------------- ---------- --------  ----------- --------  ------
                                                 (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Balance at November 30,
 1993................... $46,856  $65,341        $(35)         $  0    $359,345    $(3,815)   (3,763) $(45,200)
  Exercise of employees'
   stock options........           (4,052)                                                       498     9,735
  Income tax benefits
   derived from employee
   stock option
   transactions.........               68
  Net income for the
   year.................                                                 10,220
  Dividends paid, $.01
   per common share.....                                                   (434)
  Foreign currency
   translation
   adjustment...........                                                             2,010
                         -------  -------        ----          ----    --------    -------    ------  --------
Balance at November 30,
 1994...................  46,856   61,357         (35)            0     369,131     (1,805)   (3,265)  (35,465)
  Exercise of employees'
   stock options........             (206)                                                       102     1,235
  Expiration of employee
   stock options........               17          35                                             (3)      (52)
  Income tax benefits
   derived from employee
   stock option
   transactions.........              928
  Net loss for the year.                                                (41,632)
  Dividends paid, $.01
   per common share.....                                                   (437)
  Foreign currency
   translation
   adjustment...........                                                            (1,138)
                         -------  -------        ----          ----    --------    -------    ------  --------
Balance at November 30,
 1995...................  46,856   62,096           0             0     327,062     (2,943)   (3,166)  (34,282)
  Exercise of employees'
   stock options........              (36)                                                        16       186
  Issuance of shares
   related to settlement
   of shareholder
   litigation...........           (5,482)                                                     2,342    26,732
  Stock repurchased.....                                                                      (4,180)  (35,823)
  Income tax benefits
   derived from employee
   stock option
   transactions.........               79
  Net loss for the year.                                                 (5,352)
  Foreign currency
   translation
   adjustment...........                                                             2,943
  Unrealized gains from
   changes in market
   value of investments
   in debt securities,
   net of income taxes..                                        163
                         -------  -------        ----          ----    --------    -------    ------  --------
Balance at November 30,
 1996................... $46,856  $56,657        $  0          $163    $321,710    $     0    (4,988) $(43,187)
                         =======  =======        ====          ====    ========    =======    ======  ========

                See notes to consolidated financial statements.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
                    (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   YEAR ENDED NOVEMBER 30
                                                 -----------------------------
                                                   1996       1995      1994
                                                 ---------  --------  --------
                                                       (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..............................  $  (5,352) $(41,632) $ 10,220
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
     Depreciation and amortization.............     22,364    23,344    18,649
     Provision for uncollectible accounts......     20,101    28,732    26,966
     Nonrecurring transactions.................     33,378    70,446    (2,845)
     Other.....................................       (821)   (3,033)   (1,800)
Changes in assets and liabilities, exclusive of
 business acquisitions and disposals:
   Accounts receivable.........................    (17,570)  (39,290)  (50,070)
   Receivable/payable to third parties under
    reimbursement contracts....................      9,529   (10,352)      812
   Prepaid expenses and other current assets...     (6,259)    1,615    (1,837)
   Accounts payable and accrued expenses.......     (1,506)    4,340    10,438
   Other accrued liabilities...................     (5,626)      154      (942)
   Dividends payable...........................        --        --       (111)
   Income taxes................................     (3,252)  (34,435)    9,709
                                                 ---------  --------  --------
Net cash provided from (used for) operations...     44,986     ( 111)   19,189
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities......        --     39,195    41,982
Dividends paid.................................        --       (437)     (434)
Purchase of treasury shares....................    (35,823)      --        --
Payments of deferred compensation..............       (162)     (634)     (162)
Net proceeds from exercise of stock options....        150     1,029     5,683
Payments on long-term debt.....................    (80,341)  (18,859)   (1,402)
                                                 ---------  --------  --------
Net cash provided from (used for) financing
 activities....................................   (116,176)   20,294    45,667
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of short-term investments..      7,601    16,884     1,934
Purchases of short-term investments............    (16,614)  (10,729)   (4,758)
Payment received on notes......................      2,151     4,591     3,437
Purchase of property, buildings and equipment..    (35,419)  (40,139)  (48,760)
Investment in pre-opening costs................     (3,177)   (2,899)   (4,225)
Proceeds from sale of psychiatric hospitals....    186,643     5,289     7,393
Loans made to officers.........................       (825)   (4,055)   (1,242)
Payment for business acquisitions:
   Property, buildings and equipment...........       (320)   (8,604)   (4,787)
   Excess of purchase price over fair value of
    assets acquired............................     (1,800)     (521)   (1,225)
                                                 ---------  --------  --------
Net cash provided from (used for) investing
 activities....................................    138,240   (40,183)  (52,233)
                                                 ---------  --------  --------
Net increase (decrease) in cash and cash
 equivalents...................................     67,050   (20,000)   12,623
Beginning cash and cash equivalents............     17,263    37,263    24,640
                                                 ---------  --------  --------
Ending cash and cash equivalents...............  $  84,313  $ 17,263  $ 37,263
                                                 =========  ========  ========

                 See Notes to consolidated financial statements

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of Transitional Hospitals Corporation (formerly Community Psychiatric Centers) and its subsidiaries (THC or the Company). All material intercompany transactions have been eliminated in the accompanying consolidated financial statements.

  The Company provides long-term acute care services to patients suffering from long-term complex medical problems in the United States. As of November 30, 1996, THC operated 14 long-term care hospitals and two satellite facilities with a total of 1,340 beds, located in 12 states. THC also provides respiratory therapy services to other healthcare providers.

  In June of 1996, the Company sold its United Kingdom psychiatric operations (see Note 2). In November 1996, the company sold its U.S. psychiatric operations to Behavioral Healthcare Corporation ("BHC") for $60 million in cash and stock valued at approximately $70 million (see Note 3).

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

SHORT-TERM INVESTMENTS

  The Company has investments in debt securities which are classified as available for sale. These investments consist primarily of U.S. corporate securities and have various maturity dates which do not exceed one year. Securities classified as available-for-sale are carried at fair value with unrealized gains, net of tax, reported in a separate component of stockholders' equity. There were no unrealized losses on any investments held at November 30, 1996. Realized gains and losses are included in investment income and are immaterial for all years presented.

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

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

  The following table summarizes the percent of net operating revenue generated from all payors.

                                                                 1996  1995  1994
                                                                 ----  ----  ----
      Medicare..................................................  47%   37%   28%
      Medicaid..................................................   9    11    13
      CHAMPUS...................................................   3     4     4
                                                                 ---   ---   ---
        Total Government........................................  59    52    45
      Managed Care..............................................  24    27    33
      Private pay and other.....................................  17    21    22
                                                                 ---   ---   ---
        Total................................................... 100%  100%  100%
                                                                 ===   ===   ===

  Amounts received are generally less than the established billing rates of the Company and the difference is reported as a contractual allowance and deducted from operating revenues. Final determination of amounts earned for hospital services is subject to audit by the payors. In the opinion of management, adequate provision has been made for any adjustments that may result from such audits. Differences between estimated provisions and final settlement are reflected as charges and credits to operating revenues in the year the audit reports are finalized. In the current year, the Company received approximately $5.6 million in excess of recorded amounts related to prior year Medicare settlements. These amounts are included in operating revenue.

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

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


EARNINGS (LOSS) PER SHARE

  Earnings (loss) per share have been computed based upon the weighted average number of shares of common stock outstanding during the year. Dilutive common stock equivalents have not been included in the computation of earnings per share because the aggregate potential dilution resulting therefrom is less than 3%.

TRANSLATION OF FOREIGN CURRENCIES

  The Company sold its United Kingdom psychiatric hospitals in June of 1996. For periods prior to the sale, the financial statements of the Company's foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52. All balance sheet accounts were translated at year-end exchange rates. Statements of earnings amounts have been translated at the average exchange rate for the applicable years. The resulting currency translation adjustments were made directly to a separate component of Stockholders' Equity. The effect on the statement of earnings of translation gains and losses is insignificant for all years presented.

RECENT ACCOUNTING PRONOUNCEMENTS

  In October 1995, the FASB issued Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", which becomes effective for fiscal years beginning after December 15, 1995. FAS 123 establishes new financial accounting and reporting standards for stock-based compensation plans. Entities will be allowed to measure compensation expense for stock-based compensation under FAS 123 or APB Opinion No. 25, "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting in APB Opinion No. 25 will be required to make pro forma disclosures of net income and earnings per share as if the provisions of FAS 123 had been applied. The Company is in the process of evaluating the Statement. The potential impact on the Company of adopting the new standard has not been quantified at this time. The Company must adopt FAS 123 in fiscal year 1997.

RECLASSIFICATIONS

  Certain amounts have been reclassified to conform with 1996 presentations.

NOTE 2--NON-RECURRING TRANSACTIONS

  On November 30, 1996 the company sold its U.S. psychiatric operations to BHC for $60 million in cash and stock valued at approximately $70 million. THC will have a 44.2% common equity interest in future BHC earnings. BHC is headquartered in Nashville, Tennessee, and is now the second largest psychiatric hospital network in the country, with 38 hospitals and 4 residential treatment centers in 18 states and Puerto Rico, comprising approximately 3,500 beds. With the combination of these hospitals, BHC is a leading provider of psychiatric/behavioral services for adults, adolescents and children with acute psychiatric, emotional, substance abuse and behavioral disorder.

  The Company also announced the closure of Southwind Hospital, a psychiatric facility in Oklahoma City, Oklahoma in November of 1996 due to poor financial performance. Net operating revenue and net operating income or (loss) for Southwind totaled $4.7 million and $(.8) million for fiscal year 1996, $8.1 million and $(.1) million for fiscal year 1995 and $7.1 million and $.8 million for fiscal year 1994. The hospital is being held for sale. The Company has reached an agreement to settle the whistleblower suit related to Southwind with the United States Government for $750,000 (see Note 14).

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  The effects on income of the above described transactions are classified as non-recurring transactions for fiscal year 1996 and include the following: i) $62.0 million loss on the sale of the psychiatric operations to BHC, ii) $14.4 million of expenses related to the transaction that consist of $6.7 million of severance costs and payments pursuant to employment contracts, $4.0 million of transaction costs related primarily to legal and investment banking services, and $3.7 million related to legal expenses and settlement costs for the Southwind whistleblower suit (see Note 14) and one other lawsuit related specifically to the US psychiatric division, iii) $2.1 million for a settlement of a claim from a former Chairman of Community Psychiatric Centers related to his contract with the Company (see further discussion in Note 11),
iv) impairment charges of $6.7 million to writedown the property value of Southwind and certain other closed hospitals to their current estimated fair market value, and v) $1.7 million related to termination benefits and other exit costs related to the closure of Southwind. Approximately 150 employees were terminated due to the Southwind closure and approximately 80 corporate employees were terminated due to the sale of the U.S. psychiatric division. As of November 30, 1996, approximately $7.8 million is included in other accrued liabilities for severance and other exit costs related to the corporate office and Southwind hospital.

  During the first three quarters of 1996, the Company recorded net restructuring charges of $2.1 million for termination benefits and other exit costs related to the closure of four U.S. psychiatric division hospitals. Approximately 280 employees were terminated as a result of the closure of these hospitals. Two of these properties were sold to BHC and two are being held for sale.

  On June 21, 1996, the Company sold its United Kingdom psychiatric hospitals ("Priory Hospitals Group" or "PHG") to Foray 911 Limited ("Foray"), a new corporation formed by Mercury Development Capital, a division of Mercury Asset Management plc ("Mercury"). PHG operates 15 freestanding acute psychiatric hospitals and chemical dependency facilities, including one 42 bed hospital that was 50% owned by PHG. Based on the number of licensed hospital beds, PHG is the leading commercial provider of psychiatric services in the United Kingdom where psychiatric services are generally available to residents without charge from government-owned NHS hospitals. The total purchase price for the PHG facilities was approximately $135 million, which includes a $4.6 million subordinated note due in 2009 issued by Foray. Included in non-recurring transactions is the net gain on the sale of these facilities of $55.5 million. Transaction expenses related to legal, investment banking and severance costs totaled approximately $4.8 million and are reflected in the $55.5 million gain.

  During fiscal year 1995, the Company recorded impairment charges related to the adoption of FASB statement 121 (see Note 4) and settlements costs related to shareholder lawsuits filed in 1991 (See Note 14). Each matter resulted in charges of $46.0 million, for a total of $92.0 million.

  Effective November 30, 1995, the Company recorded a restructuring charge totaling $4.6 million ($2.8 million after tax), determined in accordance with the provisions of the January 1995 Financial Accounting Standards Board Emerging Issues Task Force Consensus No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs incurred in a Restructuring)", ("EITF 94-3"), in connection with the decision to close six psychiatric facilities and three regional offices. EITF 94-3 requires the accrual of certain employee termination costs and costs resulting from a plan to exit an activity that are not associated with or that do not benefit activities that will continue and prohibits accrual of expected future operating losses of the activity exited. The charge comprised $3.4 million for employee termination benefits related to hospital operations and overhead personnel and $1.2 million for non-cancelable operating leases and other exit costs. Approximately 314 hospital employees and 65 corporate and regional employees were terminated. Amounts charged against the reserve approximated amounts accrued. Of the six closed hospitals, three have been sold, two were fully converted to THC hospitals, and one was exchanged for a similar building held by another health care provider and was converted into a satellite hospital of a THC facility in October 1996.

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Effective May 31, 1995, the Company recorded a restructuring credit totaling $2.5 million ($1.5 million after tax) from the resolution of previously restructured psychiatric assets. The restructuring credit resulted from divesting two restructured properties at higher prices than the 1993 writedown of the facilities anticipated and the Company's success in collecting accounts receivable balances that were reserved for as part of the February 28, 1994 restructuring charge.

NOTE 3--INVESTMENT IN AFFILIATE

  On November 30, 1996, THC consummated the sale of effectively all of its psychiatric operations in the U.S. and Puerto Rico (with certain limited exceptions set forth below) to BHC. Prior to such sale, BHC owned 17 psychiatric hospitals. At the November 30 closing, the Company transferred title to 22 freestanding psychiatric hospitals, a joint venture interest in another psychiatric operation, an outpatient psychiatric center, two closed hospitals and vacant land located at three sites in California. Two other operating hospitals and a joint venture interest (the "Escrowed Assets") are to be transferred to BHC upon receipt of necessary regulatory approvals, which management believes are perfunctory. Additionally, effective November 30, 1996, BHC and the Company entered into a management agreement which grants BHC, with limited protective rights retained by THC, exclusive and complete responsibility and discretion in the management and control of the Escrowed Assets as well as the economic benefit thereof. Accordingly, for accounting purposes, the sale of the Escrowed Assets has been recorded with an effective date of November 30, 1996. At the initial closing, the Company received $60,000,000 in cash, 2,214,400 shares of BHC Common Stock, 5,072,579 shares of BHC Series A Preferred Stock and 46,902 shares of BHC Series B Preferred Stock. In general, the Series A Preferred Stock converts into BHC Common Stock on a share for share basis upon sales and dispositions of the Series A Preferred Stock by the Company and under certain other limited circumstances. Upon receipt of the necessary regulatory approvals related to the Escrowed Assets, the Company will receive an additional 3,785,600 shares of BHC Common Stock, an additional 578,844 shares of BHC Series A Preferred Stock and 3,350 additional shares of BHC Series B Preferred Stock. Upon distribution of all shares, the Company will have a common equity interest amounting to 44.2% of BHC's Common Stock outstanding. An agreement has been entered into between BHC and the Company requiring THC to vote all shares in excess of 20% of BHC's outstanding Common Stock as instructed by a majority of BHC's Board of Directors which includes three members of THC's Board of Directors. THC's Chairman of the Board and Chief Executive Officer, Richard Conte, will serve as BHC's Chairman of the Board. THC's common equity interest in future BHC earnings will be recorded on the equity method of accounting. In determining the amount of the consideration to be paid to the Company, the parties compared their respective EBITDAs (Earnings before interest, taxes, depreciation, and amortization) and used multiples generally accorded to publicly-traded psychiatric hospitals. Based on this analysis, the total value of the equity interest in BHC was determined to be approximately $70 million.

NOTE 4--IMPAIRMENT OF ASSETS

  In the fourth quarter of fiscal year 1995, the Company adopted the provisions of FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121")". The statement requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. FAS 121 also requires that assets to be disposed of be written down to fair value less selling costs. Based on a comparison of the recorded values of long-lived assets (defined as land, buildings, fixed assets and goodwill) to the expected future cash flows to be generated by the assets of three U.S. Psychiatric facilities that were closed in November 1995 as well as three U.S. Psychiatric facilities which experienced declines in operating performance in fiscal 1995, and after applying the principles of measurement contained in FAS 121, the Company recorded an asset impairment charge of approximately $26.5 million in fiscal 1995.

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  Using the same principles as described above, the Company recorded an asset impairment charge of approximately $5.3 million on land that was being held for sale. The closed facilities as well as the land held for sale were classified as assets held for sale with a carrying value of $13.7 million after the impairment writedown as of November 30, 1995. All assets held for sale pertain to the U.S. Psychiatric Division. All of these assets, with the exception of three closed hospitals, were sold in fiscal 1996.

  The Company completed an installation of a new computer system in the first quarter of 1995. As several of the promised applications did not function as specified, an impairment loss of approximately $8.1 million ($6.8 million related to the U.S. Psychiatric Division and $1.3 million related to THC) was recorded in the fourth quarter of 1995 to write down a portion of the total cost of the system. The Company also shortened the estimated useful life of the system to two years in anticipation of implementing an alternative system.

  In November of 1995, the Company closed Harvard Medical Limited, a patient liaison business in West Germany due to declines in operating performance in fiscal 1995. Based on these factors, the Company recorded an impairment loss of $4.1 million to write off the goodwill related to this Company.

  In the fourth quarter of 1996, the Company recorded impairment charges totaling $6.7 million related to the writedown of Southwind psychiatric hospital, which was closed in December 1996 and two other closed hospitals, one of which was sold in November 1996.

NOTE 5--ACQUISITIONS

  During 1996, the Company exchanged a closed psychiatric hospital with a book value of $7.3 million for a closed acute care hospital and $.9 million. The hospital acquired was converted into a THC satellite hospital which opened in October 1996. No gain or loss was recorded on the exchange.

  During 1995, the Company purchased for $5.8 million, the land, building, and fixed assets for a THC facility that had been managed by THC since May of 1994. All other acquisitions in 1994 to 1996 consisted of psychiatric entities which were sold in fiscal year 1996.

NOTE 6--PROPERTY, BUILDINGS AND EQUIPMENT

  Property, buildings and equipment are summarized as follows:

                                                              NOVEMBER 30
                                                           -------------------
                                                             1996      1995
                                                           --------  ---------
                                                             (IN THOUSANDS)
      Land................................................ $ 18,585  $  51,598
      Buildings and improvements..........................  102,092    300,388
      Furniture, fixtures and equipment...................   61,914     92,933
      Construction in progress (estimated additional cost
       to complete at November 30, 1996--$12.0 million)...    2,496     12,599
                                                           --------  ---------
                                                            185,087    457,518
      Less accumulated depreciation.......................  (31,154)  (103,326)
                                                           --------  ---------
                                                           $153,933  $ 354,192
                                                           ========  =========

  The Company incurred interest expense of $4.9 million, $7.2 million, and $4.8 million in 1996, 1995, and 1994, respectively, including $1.0 million, $1.9 million, and $1.3 million which was capitalized in 1996, 1995, and 1994, respectively.

  Interest paid was $5.8 million, $7.3 million and $4.1 million during 1996, 1995, and 1994, respectively.

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 7--INCOME TAXES

  The Company accounts for income taxes under the liability method required by FASB Statement No. 109, "Accounting for Income Taxes". Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of November 30, 1996 and November 30, 1995, are as follows (in thousands):

                                                                1996     1995
                                                               -------  -------
   Deferred tax liabilities:
     Excess tax depreciation.................................. $ 5,389  $23,425
     Disposition of subsidiary................................   4,337      --
     Other....................................................   1,543    2,018
     Sale of hospitals........................................  (4,612)     --
     Restructuring charge.....................................  (3,059)  (7,784)
                                                               -------  -------
         Total deferred tax liabilities....................... $ 3,598  $17,659
                                                               =======  =======
   Deferred tax assets:
     Current:
       Excess of book over tax bad debt provision............. $ 3,485  $   701
       Insurance..............................................   2,057      --
       Other..................................................     155      250
                                                               =======  =======
         Total current deferred tax assets.................... $ 5,697  $   951
                                                               =======  =======
   Non-current:
     Impairment loss.......................................... $ 2,996  $18,108
     Net operating loss.......................................   9,833    5,952
     Sale of hospitals........................................     701      --
     Restructuring charge.....................................     452    1,094
     Disposition of subsidiary................................    (487)     --
     Excess tax depreciation..................................    (522)  (1,649)
     Other....................................................      19       (9)
     Net operating loss valuation reserve.....................  (6,301)  (2,162)
                                                               -------  -------
         Total non-current deferred tax assets................ $ 6,691  $21,334
                                                               =======  =======

  Deferred tax liabilities and assets by tax jurisdictions are as follows as of November 30, 1996 (in thousands):

                                                   DEFERRED        DEFERRED
                                                  TAX ASSETS    TAX LIABILITIES
                                                --------------- ---------------
                                                         NON-            NON-
                                                CURRENT CURRENT CURRENT CURRENT
                                                ------- ------- ------- -------
   U.S. Federal Income Taxes (consolidated).... $4,932  $2,533   $ --   $3,598
   State.......................................    765   4,158     --      --
                                                ------  ------   -----  ------
                                                $5,697  $6,691   $ --   $3,598
                                                ======  ======   =====  ======

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  Income before income taxes includes the following components:

                                                      1996      1995     1994
                                                    --------  --------  -------
                                                         (IN THOUSANDS)
Pretax income (loss):
  United States.................................... $(15,100) $(79,772) $ 7,846
  Foreign..........................................    6,701    13,238    9,326
                                                    --------  --------  -------
                                                    $ (8,399) $(66,534) $17,172
                                                    ========  ========  =======

  Provision for income taxes consists of the following:
                                                      1996      1995     1994
                                                    --------  --------  -------
                                                         (IN THOUSANDS)
Current:
  Federal.......................................... $ (3,409) $(14,931) $ 1,497
  Foreign..........................................    2,418     4,580    1,996
  State............................................     (223)   (1,507)   1,614
                                                    --------  --------  -------
    Total current.................................. $ (1,214) $(11,858) $ 5,107
Deferred:
  Federal.......................................... $ (2,558) $ (9,992) $ 1,295
  Foreign..........................................        4       331    1,364
  State............................................      721    (3,383)    (814)
                                                    --------  --------  -------
    Total deferred.................................   (1,833)  (13,044)   1,845
                                                    --------  --------  -------
                                                    $ (3,047) $(24,902) $ 6,952
                                                    ========  ========  =======

  Reconciliation of federal statutory rate to effective income tax rate follows:

                                   1996              1995             1994
                              ---------------- ----------------- --------------
                              AMOUNT   PERCENT  AMOUNT   PERCENT AMOUNT PERCENT
                              -------  ------- --------  ------- ------ -------
                                           (AMOUNT IN THOUSANDS)
Tax at U.S. statutory rates.. $(2,855)   (34)% $(22,622)   (34)% $5,838    34%
State income taxes, net of
 federal taxes benefit
 (charge)....................     329      4     (3,227)    (5)     528     3
Goodwill.....................  (2,428)   (29)       --     --       --    --
Non-deductible expenses......   1,170     14        --     --       --    --
Other........................     737      9        947      2      586     4
                              -------    ---   --------    ---   ------   ---
                              $(3,047)   (36)% $(24,902)   (37)% $6,952    41%
                              =======    ===   ========    ===   ======   ===

  The Company received income tax refunds (net of income taxes paid of $5.7 million) of $1.3 million in 1996. The Company made income tax payments of $8.0 million in 1995. The Company received income tax refunds (net of income taxes paid of $4.5 million) of $2.3 million in 1994.

  At November 30, 1996, the Company has deferred tax assets totalling $9.8 million related to State net operating loss carryforwards which expire in 1997 through 2012. Deferred tax assets related to State net operating loss carryforwards increased $3.9 million in the current year primarily due to the loss recorded on the sale of the U.S. psychiatric hospitals. The valuation reserve was increased in fiscal 1996 to reserve for these losses as it is likely, at this time, that the Company will not receive future tax benefits therefrom. In fiscal year 1995, the Company decreased the valuation reserve by $.2 million for THC State net operating loss carryforwards that were realized in fiscal 1995 and for those that are expected to be realized in future years.

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 8--LONG TERM DEBT

  Long term debt is summarized as follows:

                                                                1996     1995
                                                               ------- --------
                                                                (IN THOUSANDS)
Borrowings under revolving credit agreements.................. $16,800 $ 90,326
5 3/4% Convertible Subordinated Debentures due 2012,
 convertible into Common Stock of the Company at $35.89 per
 share, may be redeemed at 103.75% of face value as of October
 15, 1992 declining annually to 100% of face value on or after
 October 15, 1999.............................................   6,511    6,885
8 3/4% Subordinated Guaranteed Debentures due 1996............     --     4,980
Other.........................................................      14    1,456
                                                               ------- --------
                                                                23,325  103,647
Less current portion..........................................   8,467   18,764
                                                               ------- --------
                                                               $14,858 $ 84,883
                                                               ======= ========

  During May 1994, the Company and Bank of America National Trust and Savings Association entered into a credit agreement whereby THC was able to borrow, repay and reborrow up to $50 million through February 28, 1997. The Company repaid $50 million which was outstanding through June 21, 1996 under this agreement.

  During September 1993, the Company entered into a credit agreement with Bank of America National Trust and Savings Association whereby the Company was able to borrow up to $25 million through November 30, 1995 (the revolving loan period), at which time the amount outstanding was converted into a term loan payable in equal quarterly installments through November 30, 1998. As of November 30, 1996, interest was payable at LIBOR plus 1.0%. As of November 30, 1996, $16.8 million was outstanding under this agreement.

  The credit agreement contains provisions which, among other things, place restrictions on borrowing, capital expenditures and the payment of dividends, and requires the maintenance of certain financial ratios including tangible net worth, fixed charge coverage and funded debt. The Company is currently in compliance with or has received a waiver for all material covenants and restrictions contained in the agreement. Borrowings are unsecured and are guaranteed by the Company's domestic subsidiaries.

  The conversion price of the convertible debentures is subject to antidilutive provisions.

  The annual maturities of debt for five years ending November 30, 2001 and thereafter are as follows (in thousands):

      1997............................................................... $8,467
      1998...............................................................  8,347
      1999...............................................................    -0-
      2000...............................................................    -0-
      2001...............................................................    -0-
      Thereafter.........................................................  6,511

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 9--CAPITAL STOCK AND STOCK OPTIONS

  The Company has stock option plans whereby options may be granted at not less than 100% of fair market value at the date of grant and are exercisable at any time thereafter for a period of ten years, or five years for options granted prior to November 8, 1990. Options granted on and after November 8, 1990, are exercisable 20% at date of grant with the remaining 80% becoming exercisable at the rate of 20% each December 1 thereafter. At the time of exercise, at least one-third is payable in cash and the balance, if any, with a five-year note bearing interest at 8%. Stock options may also be exercised by the return of previously acquired shares of common stock. Shares obtained by such exercises are included in treasury stock and valued at the market value at date of exercise.

  On May 20, 1993, the Company issued 860,000 of non-qualified options to several key executives. The option price was $20 above the closing price of the Company's stock on the date of grant, or $29.50 per share. During fiscal year 1994, 146,000 shares of converging options were issued at an option price of $24.50 per share. For each year during which the Company meets specified performance targets, the option price will decrease by $5.00 until the option price and market price converge. The option price will be fixed at the market price on the date of convergence and the options will vest.

  If convergence does not occur during the first five years after grant of the options, the options will be canceled and the shares will revert to the 1989 Stock Incentive Plan and be available for reissuance. The Company met these targets for fiscal 1993. The Company did not meet these targets in fiscal years 1994-1996.

  A summary of activity under the plans during 1996, 1995 and 1994 is as follows:

                                         NUMBER OF       PRICE      AGGREGATE
                                           SHARES      PER SHARE   OPTION PRICE
                                         ----------  ------------- ------------
                                            (IN THOUSANDS, EXCEPT PER SHARE
                                                       AMOUNTS)
   Options outstanding at November 30,
    1993...............................   3,578,000   $ 9.50-33.00   $ 61,399
     Options granted...................   1,264,000    12.38-24.50     18,591
     Options cancelled and expired.....    (498,000)    9.50-33.00     (5,673)
     Treasury stock issued on exercise.    (355,000)    9.50-33.00     (5,295)
     Options converged.................         --           24.50     (4,300)
                                         ----------  -------------   --------
   Options outstanding at November 30,
    1994...............................   3,989,000     9.50-28.88     64,722
     Options granted...................   1,676,000     9.88-12.88     18,243
     Options cancelled and expired.....    (758,000)    9.50-24.50    (10,839)
     Treasury stock issued on exercise.    (102,000)    9.50-12.88     (1,029)
                                         ----------  -------------   --------
   Options outstanding at November 30,
    1995...............................   4,805,000     9.50-28.88     71,097
     Options granted...................   1,311,000     8.00-12.00     12,721
     Treasury stock issued on exercise.     (16,000)    9.50-9.875       (150)
     Options cancelled and expired.....  (1,735,000)    8.00-28.88    (29,016)
                                         ----------  -------------   --------
   Options outstanding at November 30,
    1996...............................   4,365,000  $ 8.00-28.875   $ 54,652
                                         ==========  =============   ========

  The market value of the Company's common stock at the date the options were exercised was $10.875- $12.00, $10.88-$13.63, $11.88-$18.75 for 1996, 1995,
and 1994, respectively.

  At November 30, 1996, 2.4 million options were exercisable and 1.2 million (.7 million and 1.7 million at November 30, 1995 and 1994) were available for grant under the plans.

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 10--PROFIT SHARING PLAN

  The Company has a noncontributory, trusteed profit sharing plan which is qualified under Section 401 of the Internal Revenue Code. All regular non-union employees in the United States (union employees are eligible if the collective bargaining agreement so specifies) with at least 1,000 hours of service per annum, over 21 years of age, and employed at year-end are eligible for participation in the plan after one year of employment. The Company's contribution to the plan for any fiscal year, as determined by the Board of Directors, is discretionary, but is limited to an amount which is deductible for federal income tax purposes. Contributions to the plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no contributions made by the Company in 1996, 1995 and 1994. During 1993, a 401(k) segment was added to the plan which allows employees to defer a portion of their salary on a pre-tax basis. The Company may match a portion of the amount deferred. The Company's matching contribution is determined by the Board of Directors each year. During 1996, 1995, and 1994 no matching contribution was made.

NOTE 11--DEFERRED COMPENSATION

  Effective November 30, 1989, a former Chairman of the Board of Directors of Community Psychiatric Centers terminated his employment with the Company and began receiving deferred compensation benefits. Approximately $162,000 of the annual payment of $323,000 was charged to expense as consideration for services rendered over the term of the consulting and noncompetition agreements which was to extend to November 30, 2000. In 1995, such former Chairman notified the Company of his position that certain provisions in the contract that accelerate the payment of certain deferred compensation were triggered and that up to $4.5 million was due from the Company thereunder.

  In January 1997, the Company settled this claim for $3.9 million. Of the amount to be paid, $1.8 million had been previously accrued and, as described in Note 2, $2.1 million of the settlement was accrued in November 1996. The settlement amount was paid in February 1997.

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 12--BUSINESS SEGMENT INFORMATION

  With the sales of the Company's U.S., Puerto Rico and United Kingdom psychiatric divisions in fiscal 1996, the Company is now primarily a provider of long-term acute care services in the United States. The following tables have been prepared in accordance with the requirements of FASB Statement No.
14. This information has been derived from the Company's accounting records.

                                                   YEAR ENDED NOVEMBER 30
                                                 ----------------------------
                                                   1996      1995      1994
                                                 --------  --------  --------
                                                       (IN THOUSANDS)
   Net operating revenues:
     U.S. psychiatric division.................. $202,069  $248,408  $276,698
     U.K. psychiatric division..................   37,190    63,319    46,226
     Long-term acute care division..............  264,007   203,264   101,031
                                                 --------  --------  --------
                                                 $503,266  $514,991  $423,955
   Operating profit:
     U.S. psychiatric division.................. $  7,584  $ 14,345  $ 29,778
     U.K. psychiatric division..................    9,442    17,880    12,558
     Long-term acute care division..............   30,424    21,444    (7,630)
                                                 --------  --------  --------
                                                 $ 47,450  $ 53,669  $ 34,706
   Other income and expense:
     Other income............................... $  3,928  $  2,513  $  3,785
     Depreciation and amortization..............  (22,364)  (23,344)  (18,649)
     Interest expense...........................   (3,889)   (5,256)   (3,545)
     Non-recurring transactions, net............  (33,524)  (94,116)      875
                                                 --------  --------  --------
       Earnings (loss) before income taxes...... $ (8,399) $(66,534) $ 17,172
   Identifiable assets:
     U.S. psychiatric division(1)............... $ 69,859  $343,082  $396,377
     U.K. psychiatric division..................      --     78,248    68,640
     Long-term acute care division..............  396,088   183,295   134,987
                                                 --------  --------  --------
                                                 $465,947  $604,625  $600,004
   Depreciation and amortization expense:
     U.S. psychiatric division.................. $ 10,267  $ 12,318  $ 11,197
     U.K. psychiatric division..................    1,954     3,214     2,514
     Long-term acute care division..............   10,143     7,812     4,938
                                                 --------  --------  --------
                                                 $ 22,364  $ 23,344  $ 18,649
   Capitalized expenditures for property,
    building, and equipment:(2)
     U.S. psychiatric division.................. $ 10,096  $ 13,276  $ 11,194
     U.K. psychiatric division..................    5,973     7,962     6,209
     Long-term acute care division..............   19,350    18,901    31,357
                                                 --------  --------  --------
                                                 $ 35,419  $ 40,139  $ 48,760

--------
(1) The U.S. psychiatric division was sold to Behavioral Healthcare Corporation on November 30, 1996. Amount represents the equity interest received as partial compensation for the sale of the division.
(2) Excludes assets acquired in business acquisitions of $2.1 million, $8.6 million and $4.8 million in 1996, 1995 and 1994, respectively.

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 13--FAIR VALUE OF FINANCIAL INSTRUMENTS

  The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

    Cash and Cash Equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

    Short-Term Investments: The fair values for investment in debt securities are based on quoted market prices with unrealized gains, or losses, net of tax, reported in a separate component of stockholders' equity.

    Long-Term and Short-Term Debt: The carrying amounts of the Company's long-term and short-term debt approximates its fair value.

NOTE 14--COMMITMENTS AND CONTINGENCIES

  On September 28, 1995, the Company reached an agreement to settle certain consolidated securities class action lawsuits and a related shareholder derivative action. Although management of the Company believed that the claims asserted in such suits lacked merit, the Company believed that it was prudent to settle these cases due to the continuing substantial costs of defense, the distraction of management's attention and the risks associated with litigation. During the third and fourth quarter of 1995, the Company recorded charges totaling $46.0 million ($28.9 million after tax) relating to settlement of the lawsuits and associated legal fees and expenses. The suits, filed in late 1991, alleged violations of the federal securities laws by the Company and certain individuals between September 1990 and November 1991 arising from the activities of the U.S. Psychiatric Division. The principal terms of the agreement called for a settlement amount of $42.5 million consisting of a cash settlement fund of $21.25 million and shares of the Company's common stock with a value of $21.25 million. The cash amount, plus interest, was paid in November 1995. The shares issued to the plaintiff class were previously repurchased by the Company pursuant to a stock buyback program during late 1991 through early 1993. On March 4, 1996 the Company issued 689,189 of common shares to the plaintiffs' attorney which represented a portion of the settlement to be made in common stock. The remaining portion of the settlement in common stock totaled 1,652,778 shares which were issued on August 21, 1996. Upon issuance, these shares had a dilutive effect on the Company's earnings per share. As a result of the stock issued upon the settlement of this lawsuit, a large number of shareholders became holders of less than 100 shares of the Company's stock. To reduce administrative costs related to servicing these small shareholders, on January 21, 1997, the Company implemented a small shareholder selling program offering shareholders who own less than 100 shares a convenient method for selling their shares.

  In July 1995, the Government served a whistleblower suit against the Company's Subsidiary, CPC Oklahoma, Inc., under the Federal False Claims Act. CPC Oklahoma, Inc. operated Southwind Hospital, a psychiatric hospital located in Oklahoma City, Oklahoma. The suit was originally filed by a former employee and a relative of another employee under the qui tam provisions of the Act. Invoking its rights under the Act, the United States took over the case. In November 1996, Southwind and the Government reached an agreement in principle under which Southwind would pay $750,000 to the Government in exchange for a release of the Government's civil and administrative claims. The settlement was paid in February 1997. In a related action, on August 4, 1995, federal and state authorities executed a search warrant at Southwind and seized various records. In December 1996, the Government notified Southwind that it had decided to discontinue any further criminal investigation of this matter.

  The Company is subject to ordinary and routine litigation incidental to its business, including those arising from patient treatment, injuries or death for which it is covered by liability insurance, and those arising from actions involving employees. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company.

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


NOTE 15--QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

  The following is a tabulation of the unaudited quarterly data for the two years ended November 30, 1996:

                                                THREE MONTHS ENDED
                                     ------------------------------------------
                                                           AUGUST
                                     FEBRUARY 28  MAY 31     31     NOVEMBER 30
                                     ----------- -------- --------  -----------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
   1996
   Total revenues...................  $127,975   $142,282 $120,001   $116,936
   Net income (loss)................     3,723      6,226   39,108    (54,409)
   Earnings (loss) per common
    share*..........................      0.09       0.14      .88      (1.26)
   Per common share:
   Dividend declared................       --         --       --         --
     Stock prices:
       High.........................    12 1/4         10    9 3/4      9 1/2
       Low..........................     8 5/8          8    7 3/4          8
   1995
   Total revenues...................  $121,609   $138,479 $130,909   $126,507
   Net income (loss)................     5,930      9,178  (24,332)   (32,408)
   Earnings (loss) per common
    share**.........................      0.14       0.21    (0.56)      (.74)
   Per common share:
   Dividend declared................       --         .01      --         --
     Stock prices:
       High.........................    12 1/2     13 3/4   13 1/2     12 1/2
       Low..........................     9 5/8     11 1/2   10 1/2     10 1/4

--------
* Included in earnings per share for the first, second and third quarter of 1996 are restructuring charges of $.01, $.01 and $.01 per share, respectively, related to employee termination benefits and other exit costs resulting from the closure of four psychiatric hospitals in fiscal year 1996. Included in earnings per share for the third quarter of 1996 is a net gain of $.81 per share on the sale of the Company's United Kingdom psychiatric hospitals. Included in earnings per share for the fourth quarter is a loss of $(1.28) per share related primarily to the sale of the Company's U.S. psychiatric hospitals.

** Included in earnings per share for the second quarter of 1995 is a restructuring credit $(.03) totaling $2.5 million ($1.5 million after tax) from the resolution of previously restructured psychiatric assets. Earnings per share in the third quarter of 1995 include $(.65) for a pre-tax charge of $45.0 million ($28.4 million after tax) relating to the settlement of shareholder litigation. Earnings per share in the fourth quarter of 1995 include a charge of $(.01) related to legal expenses associated with the legal settlement and $(.65) for a pre-tax charge of $46.0 million ($28.4 million after tax) related to impairment of assets. Also included in the fourth quarter of 1995 is a pre-tax restructuring charge of $4.6 million ($2.8 million after tax) or $.07 per share related to employee termination benefits and other costs in connection with the decision to close six psychiatric hospitals and three regional offices.

NOTE 16--PREFERRED STOCK PURCHASE RIGHTS AND PREFERRED STOCK

  On June 21, 1996 the Board of Directors of the Company declared a dividend of one preferred stock purchase right (the "Rights") on each outstanding share of common stock, payable to stockholders of record on July 16, 1996. Each Right will entitle the holder thereof after the Rights become exercisable and until June 20, 2006 (or the earlier redemption, exchange or termination of the Rights), to buy one one-hundredth of a share of

                      TRANSITIONAL HOSPITALS CORPORATION
                   (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Series B Junior Participating Preferred Stock (the "Preferred Stock") at an exercise price of $45.00, subject to certain antidilution adjustments (the "Purchase Price"). The Rights will be represented by the Common Stock certificates and will not be exercisable or transferable apart from the Common Stock until the earlier of (i) the tenth day after the public announcement that a Person or group has become an Acquiring Person (a Person who has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of the Common Stock), or (ii) the tenth day after a Person or group commences, or announces an intention to commence, a tender or exchange offer, the consummation of which would result in the beneficial ownership by a Person or group of 15% or more of the Common Stock (the earlier of (i) and (ii) being called herein the "Distribution Date"). Prior to the Distribution Date, the Board of Directors has the power, under certain circumstances, to postpone the Distribution Date. The Rights will first become exercisable on the Distribution Date, unless earlier redeemed or exchanged, and may then begin trading separately from the Common Stock. The Rights will at no time have any voting rights.

  With certain exceptions, in the event that (i) the Company were acquired in a merger or other business combination transaction in which the Company is not the surviving corporation or its Common Stock is changed or exchanged (other than a merger which follows certain cash offers for all outstanding Common Stock approved by the Board) or (ii) more than 50% of the Company's assets or earning power were sold, proper provision shall be made so that each holder of a Right (except Rights which previously have been voided as set forth above) shall thereafter have the right to receive, upon exercise thereof, that number of share of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then-current exercise price of one Right.

  At any time after a Person has become an Acquiring Person and prior to the acquisition of 50% or more of the then-outstanding Common Stock by such Acquiring Person, the Board of Directors may cause the Company to acquire the Rights (other than Rights owned by an Acquiring person which have become void), in whole or in part, in exchange for that number of shares of Common Stock having an aggregate value equal to the excess of the value of the Common Stock issuable upon exercise of a Right after a Person becomes an Acquiring Person over the Purchase Price.

  The Rights are redeemable at $0.01 per Right prior to the first date of public announcement that a Person or group has become an Acquiring Person. Prior to the expiration of the period during which the Rights may be redeemed, the Board of Directors has the power, under certain circumstances, to extend the redemption period. The Rights will expire on June 20, 2006 (unless earlier redeemed or exchanged).

  The Purchase Price payable, and the number of shares of Preferred Stock or other securities or property issuable upon exercise of the Rights are subject to adjustment from time to time to prevent dilution.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To The Board of Directors
of Transitional Hospitals Corporation

  Our audits of the consolidated financial statements of Transitional Hospitals Corporation (formerly Community Psychiatric Centers) and its subsidiaries referred to in our report dated January 24, 1997 with respect to the consolidated financial statements included in this Annual Report on Form 10-K also included an audit of Financial Statement Schedule II of Transitional Hospitals Corporation and its subsidiaries for the years ended November 30, 1996 and 1995. In our opinion, this Financial Statement Schedule of Transitional Hospitals Corporation and its subsidiaries for the years ended November 30, 1996 and 1995 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements for the years ended November 30, 1996 and 1995.

Price Waterhouse LLP
Los Angeles, California
January 24, 1997

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
                    (FORMERLY COMMUNITY PSYCHIATRIC CENTERS)

       COLUMN A           COLUMN B           COLUMN C            COLUMN D    COLUMN E
       --------          ----------- ------------------------  ------------ -----------
                                            ADDITIONS
                                     ------------------------
                                                  CHARGED TO
                         BALANCE AT  CHARGED TO     OTHER                   BALANCE AT
                          BEGINNING   COSTS AND   ACCOUNTS--   DEDUCTIONS--   END OF
    DESCRIPTION           OF PERIOD   EXPENSES     DESCRIBE      DESCRIBE     PERIOD
    -----------          ----------- ----------- ------------  ------------ -----------
Year ended November 30,
 1994................... $22,658,000 $26,966,000 $(20,325,000)     (1)      $29,381,000
                                                       82,000      (2)
Year ended November 30,
 1995...................  29,381,000  28,732,000  (33,383,000)     (1)       24,682,000
                                                      (48,000)     (2)
Year ended November 30,
 1996...................  24,682,000  20,101,000   (3,586,000)     (1)       21,448,000
                                                  (17,317,000)     (3)
                                                   (2,432,000)     (4)

--------
(1) Write-offs, net of recoveries.
(2) Foreign currency translation adjustment.
(3) Represent allowance for bad debts for the U.S. psychiatric hospitals that were sold on November 30, 1996.
(4) Represent allowance for bad debts for the U.K. psychiatric hospitals that were sold on June 21, 1996.

                                EXHIBIT INDEXES

  EXHIBIT NO.                       DOCUMENT

  (3)Articles of Incorporation and By-laws

      3.1 Restated Articles of Incorporation as adopted by vote of shareholders on May 20, 1993 and as amended by vote of shareholders on November 8, 1996.

      3.2 Amended and Restated By-Laws of the Company.

 (10)Material Contracts

     10.1 Employment Contract Number Four between Registrant and Richard L. Conte, dated as of May 1, 1992 (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1993 and incorporated in full herein by reference).*

     10.2 Amendment Number One dated as of July 29, 1994, to Employment Contract Number Four between Registrant and Richard L. Conte (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).*

     10.2.1 Employment Contract between Registrant and Richard L. Conte dated as of December 1, 1995 (filed as Exhibit 10.2.1 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated in full herein by reference).*

     10.3 Supplemental Retirement Contract between Registrant and Richard
          L. Conte, dated as of September 1, 1988 (filed as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1988 and incorporated in full herein by this reference).*

     10.4 Restated and Amended Employment Contract between Registrant and Robert L. Green, dated June 1, 1988 (filed as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1988, and incorporated in full herein by this reference).

     10.5 Amendment Number One dated as of August 1, 1989, and Amendment Number Two dated as of December 1, 1989 to Restated and Amended Employment Contract between Registrant and Robert L. Green (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).

     10.6 Employment Contract between Registrant and Julia Kopta dated as of June 6, 1996.*

     10.7 Employment Contract between Registrant and Wendy Simpson dated as of June 6, 1996.*

     10.8 Employment Contract between Registrant and Ronald L. Ooley dated as of June 6, 1996.*

     10.9 Employment Contract between Registrant and J. Rodney Laughlin dated as of June 6, 1996.*

     10.10 Termination Agreement between Registrant and Steven S. Weis dated as of December 30, 1994 (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1994 and incorporated in full herein by reference).

     10.11 Settlement Agreement between Registrant, Kay Seim, Richard Seim and Continuum Healthcare, Inc. dated as of February 19, 1996 (filed as Exhibit 10.9.1 to Registrants' Annual Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated in full herein by reference).

     10.12 Form of Indemnification Agreements between Registrant and its Directors and Executive Officers (filed as Exhibit C to Registrant's Proxy Statement, dated April 24, 1987, relating to the annual meeting of its shareholders on June 1, 1987, and incorporated in full herein by this reference).

  EXHIBIT NO.                       DOCUMENT

     10.13 Registrant's 1989 Stock Incentive Plan (filed as Exhibit A to Registrant's Proxy Statement, dated July 12, 1989, and incorporated in full herein by this reference).*

     10.14 Form of Stock Option Agreement (filed as Exhibit 10.6.1 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1990 and incorporated in full herein by this reference).*

     10.15 Form of Nonstatutory Stock Option Agreement with Director (filed as Exhibit 10.6.2 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1990 and incorporated in full herein by this reference).*

     10.16 Registrant's Combined Stock Option Plan for Key Employees and Amendment Numbers One, Two, Three, Four and Five thereto (filed as Exhibit 10.7 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

     10.17 Form of Stock Option Agreement--General Stock Option (filed as
           Exhibit 10.7.1 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

     10.18 Form of Stock Option Agreement--Incentive Stock Option (filed as
           Exhibit 10.7.2 to Registrant's Report on Form 10-K for its fiscal year ended November 30, 1989 and incorporated in full herein by this reference).*

     10.19 Agreement and Promissory Note between Registrant and Richard Conte dated as of June 7, 1995 (filed as Exhibit 10 to
           Registrant's report on 10-Q for its quarter ended August 31, 1995, and incorporated herein by this reference).

     10.20 Agreement and Promissory Note between Registrant and J. Rodney Laughlin dated as of November 9, 1995 (filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated in full herein by reference).*

     10.21 Agreement and Promissory Note between Registrant and Ronald L. Ooley dated as of June 2, 1995 (filed as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for its fiscal year ended November 30, 1995 and incorporated in full herein by reference).*

     10.22 Agreement between Community Psychiatric Centers and Foray 911 Limited, dated as of June 21, 1996, related to the sale of the entire issued share capital of CPC (Londinium) Limited. The Agreement contains certain attachments designated as "Approved Form Documents" which were not included in this filing. The Company will furnish supplementally a copy of any omitted attachment to the Commission upon request (filed as Exhibit 1 to Registrant's July 5, 1996 filing on Form 8-K and incorporated in full herein by reference).

     10.23 The Series A Loan Note dated June 21, 1996, made by Foray 911 Limited and payable to Community Psychiatric Centers in the amount of 3 million British Pounds (filed as Exhibit 2 to Registrant's July 5, 1996 filing on Form 8-K and incorporated in full herein by reference).

     10.24 Inter-Creditor Agreement between the Royal Bank of Scotland, Mercury Asset Management PLC, Foray 911 Limited and Community Psychiatric Centers (filed as Exhibit 3 to Registrant's July 5, 1996 filing on Form 8-K and incorporated in full herein by reference).

     10.25 Rights Agreement, dated as of June 21, 1996 between Community Psychiatric Centers and Chase Mellon Shareholder Services (filed as Exhibit 4 to Registrant's July 5, 1996 filing on Form 8-K and incorporated in full herein by reference).

  EXHIBIT NO.                       DOCUMENT


     10.26 Form of Letter to the holders of Community Psychiatric Centers Common Stock (filed as Exhibit 5 to Registrant's July 5, 1996 filing on Form 8-K and incorporated in full herein by reference).

     10.27 Asset Purchase Agreement, between the Company and BHC, dated October 22, 1996 (filed as Exhibit 99.1 to Registrant's October 22, 1996 filing on Form 8-K and incorporated in full herein by reference).**

     10.28 Agreement and Plan of Merger between the Company and BHC, dated October 22, 1996 (filed as Exhibit 99.2 to Registrant's October 22, 1996 filing on Form 8-K and incorporated in full herein by reference).**

     10.29 Schedule 3.10 to the Asset Purchase Agreement, consisting of the Audited Consolidated Financial Statements of BHC, for fiscal years ended June 30, 1996, 1995 and 1994 (filed as Exhibit 99.3 to Registrant's October 22, 1996 filing on Form 8-K and incorporated in full herein by reference).

     10.30 First Amendment to Asset Purchase Agreement between the Company and BHC, dated November 30, 1996 (filed as Exhibit 99.1 to Registrant's December 16, 1996 filing on Form 8-K and incorporated in full herein by reference).**

     10.31 Amendment to Agreement and Plan of Merger, between the Company and BHC, dated November 30, 1996 (filed as Exhibit 99.2 to Registrant's December 16, 1996 filing on Form 8-K and incorporated in full herein by reference).**

     10.32 Debt Instruments--Copies of debt instruments for which the related debt is less than 10% of total assets will be furnished to the Commission upon request.

 11   Statement re computation of earnings per share

 21   Subsidiaries of the Registrant

 23   Consent of Independent Accountants--Price Waterhouse LLP

 23.1 Consent of Independent Auditors--Ernst & Young LLP

 27   Financial Data Schedule

  (b) Reports on Form 8-K:

    Report dated October 22, 1996 reporting the execution of an Asset Purchase Agreement related to the sale of substantially all of the psychiatric hospital and residential treatment center operations of the Company in the United States and Puerto Rico to Behavioral Healthcare Corporation.

    Report dated October 24, 1996 reporting the issuance of a press release dated October 22, 1996 regarding the sale of the U.S. and Puerto Rico psychiatric assets to Behavioral Healthcare Corporation.

    Report dated December 16, 1996 reporting the completion of the sale of the U.S. and Puerto Rico psychiatric assets to Behavioral Healthcare Corporation on November 30, 1996 and related unaudited pro forma financial information.
--------
*Required to be filed as an exhibit pursuant to item 14 (c) of this Form.
** The Agreements contain certain schedules and exhibits which were not included in this filing. The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Commission upon request.