Form 10-K405/A
period 1996-11-30
TRANSITIONAL HOSPITALS CORP
filed 1997-03-31
CIK 22764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               FORM 10-K/A NO. 1

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED NOVEMBER 30, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

           FOR THE TRANSITION PERIOD FROM ___________ TO ______________

                         COMMISSION FILE NUMBER 1-7008

                       TRANSITIONAL HOSPITALS CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           NEVADA                                              94-1599386
 (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NUMBER)


  5110 W. SAHARA AVENUE  LAS VEGAS, NV                            89102
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

                                      None
                               (TITLE OF CLASS )

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

  The aggregate market value of the voting stock held by nonaffiliates of the Registrant on February 14, 1997, based on the closing price on the New York
Stock Exchange was:   $360,351,000

        Number of shares outstanding on February 14, 1997:   40,039,000

Items 10, 11, 12 and 13 are hereby amended to read in their entirety as set forth below.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION CONCERNING DIRECTORS

     The following table lists and provides biographical data about the directors of the Company.

                                                                                                             DIRECTOR
                                                                 OCCUPATION AND                            CONTINUOUSLY     TERM
            NAME                      AGE                      BUSINESS EXPERIENCE                             SINCE       EXPIRES*
            ----                      ---                      -------------------                         ------------   --------
Carol J. Burt(1)(2)(4)(5)..........    39   Senior Vice President-Finance and Treasurer, American Medical       1996        1999
                                            Response since 1996; Managing Director and head of the
                                            Healthcare Group of Chase Securities Inc., a subsidiary of the
                                            Chase Manhattan Corporation 1992 - 1996.

Richard L. Conte...................    43   Chairman of the Board of Directors since May 21, 1992, Chief        1991        1997
                                            Executive Officer since April 13, 1992 and President since
                                            October 7, 1993; President 1991-1992; Mr. Conte is also
                                            Chairman of the Board of Directors of Behavioral Healthcare
                                            Corporation.

Jack H. Lindheimer, M.D.(2)(3).....    65   Corporate Medical Director, U.S. Psychiatric Services               1983       1998
                                            1991-1996; Medical Director, CPC Alhambra Hospital 1970-1992;
                                            physician in private practice since 1960, specializing in
                                            psychiatry.

Nigel Petrie(1)(4)(5)..............    50   Managing Director, United Kingdom, Edison Mission Energy, a         1995       1998
                                            subsidiary of Edison International based in Rosemead,
                                            California, independent power developers and operators, since
                                            1996; General Manager of the Pumped Storage Business of
                                            National Grid Company plc 1993-1996; General Manager,
                                            resourcing, National Grid Company, from 1989-1993.

Dana L. Shires, M.D.(1)(3)(4)(5)...    64   Physician in private practice since 1961 specializing in            1989       1997
                                            nephrology; Chairman, Chief Executive Officer and President of
                                            LifeLink Foundation, a not-for-profit corporation.

                                                                                                              DIRECTOR
                                                           OCCUPATION AND                                   CONTINUOUSLY    TERM
        NAME                          AGE                BUSINESS EXPERIENCE                                   SINCE       EXPIRES*
        ----                          ---                -------------------                                   -----       --------
Wendy L. Simpson(1)(2)(3)...........   47   Executive Vice President, Chief Operating Officer since August      1995        1999
                                            1996 and Chief Financial Officer since December 1994; Senior
                                            Vice President--Transitional Hospitals Corporation 1994;
                                            Senior Vice President and Chief Financial Officer, Weisman
                                            Taylor Simpson & Sabatino 1992-1994; Senior Vice President and
                                            Chief Financial Officer, American Medical International
                                            1990-1991; Ms. Simpson is also a director of Behavioral
                                            Healthcare Corporation and LTC Properties, Inc., a real estate investment trust.

Robert L. Thomas(1)(2)(3)(4)(5).....   72   Retired since 1993; Consultant, 1992-1993 and Executive             1993        1997
                                            Director, 1977-1992, National Association of Private
                                            Psychiatric Hospitals, a nonprofit entity.  Mr. Thomas is also a director of Behavioral Healthcare Corporation.

Ralph J. Watts(1)(4)(5)............    50   President and Chief Executive Officer, Cardiovascular               1996       1998
                                            Ventures, Inc. since 1992; President and Chief Executive
                                            Officer of Ramsay Health Care, Inc. 1988-1992.  Mr. Watts is
                                            also a director of Health and Retirement Trust.

* In January 1997, the Board of Directors voted to amend the Company's Articles of Incorporation to repeal the Company's historic classified board structure, which provided for elections of board members by classes for three year terms. Such amendment will be presented to the shareholders at the next annual meeting. If such amendment is approved, annual elections will occur for all members of the Board of Directors.

(1)  Member of the Audit Committee.
(2)  Member of the Committee on Public Policy.
(3)  Member of the Quality Management Committee.
(4)  Member of the Compensation Committee.
(5)  Member of the Nominating Committee.


INFORMATION CONCERNING EXECUTIVE OFFICERS

  The following table lists and provides biographical data about the executive officers of the Company.

                                                                                        PERIOD OF SERVICE AND
            NAME                AGE                TITLE                                 BUSINESS EXPERIENCE
            ----                ---                -----                                 -------------------
Richard L. Conte.............    43   Chairman of the Board, Chief       See information under "Information Concerning
                                      Executive Officer and President    Directors."

Wendy L. Simpson.............    47   Executive Vice President, Chief    See information under "Information Concerning
                                      Operating Officer, Chief           Directors."
                                      Financial Officer and Treasurer

                                                                                        PERIOD OF SERVICE AND
            NAME                AGE                TITLE                                 BUSINESS EXPERIENCE
            ----                ---                -----                                 -------------------
James R. Laughlin............    50   Executive Vice President           Appointed Executive Vice President--Development
                                      --Development                      August 1996 and President--THC Subsidiary May
                                                                         1992; President, The Phoenix Group, health care
                                                                         consultants 1991-1992.

Ronald L. Ooley..............    51   Chief Operating Officer - U.S.     Appointed Chief Operating Officer--U.S. Hospital
                                      Hospital Operations                Operations August 1996; Corporate Secretary 1994-1996;
                                                                         Executive Vice President--Administration 1993-1996;
                                                                         Senior Vice President--Human Resources 1992; Vice
                                                                         President --Human  Resources, The Phoenix Group
                                                                         1991- 1992.

Julia L. Kopta...............    47   Executive Vice President           Appointed Corporate Secretary August 1996, General
                                      --General Counsel and Corporate    Counsel 1995 and Executive Vice President--Corporate
                                      Secretary                          Planning and Development 1993; Chairperson and Chief
                                                                         Executive Officer,  Care Visions Corporation 1987-1993.

Eric Grafals                     44   Executive Vice President           Appointed Executive Vice President Puerto Rico and Latin
                                      --Puerto Rico and Latin            American Operations and Development August 1996; Senior
                                      American Operations and            Vice President of the same in 1995; Vice President
                                      Development                        --Development, Silverado Healthcare, Inc. in  1994; Vice
                                                                         President, Community Psychiatric Centers--U.S. psychiatric operations in 1993 and the Florida region in 1992;
                                                                         Administrator--  CPC San Juan Capestrano in 1991.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE OFFICER COMPENSATION

     Summary of Cash and Certain Other Compensation. The following table shows compensation earned by the named executive officers during the fiscal years covered and paid by the Company to (i) the Chief Executive Officer, for his service in all executive capacities during the fiscal years ending November 30, 1994, 1995 and 1996, and (ii) to each of the other four most highly compensated executive officers who were serving as executive officers on November 30, 1996, in all executive capacities in which they served during the fiscal years ending November 30, 1994, 1995 and 1996:

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                AWARDS            PAYOUTS
                                                                           -----------------------------------
                                                                                 SECURITIES                              ALL
                                                  ANNUAL COMPENSATION            UNDERLYING            LTIP(1)          OTHER
                                   YEAR         SALARY($)         BONUS($)      OPTIONS/SARS(#)       PAYOUTS($)     COMPENSATION($)

Richard L. Conte                   1996          750,000         528,900            200,000            605,250       $3,280,274(2)
Chief Executive Officer and        1995          750,000         285,000            300,000            213,000          837,475(3)
 President                         1994          750,000         237,500            100,000                 --          218,802(4)


James R. Laughlin                  1996          400,000         202,040             30,000             91,844          547,505(5)
Executive Vice                     1995          400,000          83,200            155,000                 --          124,982(6)
 President--Development            1994          400,000          50,000            105,000                 --               --

Wendy L. Simpson                   1996          331,155         225,566            343,977            300,597          219,614(7)
Executive Vice President--Chief    1995          267,468         104,000             80,000             41,665           25,000(7)
 Operating Officer and Chief
  Financial Officer                1994           87,800          50,000             76,023                 --               --

Ronald L. Ooley                    1996          250,000         176,300             65,000            209,833          272,549(8)
Executive Vice President--U.S.     1995          200,000          76,000            170,000             68,160          156,730(8)
 Hospitals Operations              1994          200,000              --             27,475                 --               --


Julia L. Kopta                     1996          250,000         176,300            155,000            167,742          202,203(9)
Executive Vice President-          1995          221,152          56,250             75,000             60,350               --
   General Counsel                 1994          200,000          50,000             57,373                 --           32,321(9)

-------------

(1) From fiscal year 1994 to 1996, the Company had an Incentive Compensation Plan that measured both annual and long-term performance of key executives related to the Company's three business segments. The annual incentive plan provided for cash bonuses as a function of each business segment meeting certain annual net income targets. Awards were weighted among the three business divisions of the Company as follows: Priory Hospitals Group ("PHG")-25%; U.S. Psychiatric Division-25%; and Transitional Hospitals Corporation ("THC")-50%. The long-term portion of the plan measured performance over successive three-year periods against EBITDA (earnings before interest, taxes, depreciation, and amortization) targets applicable to each of the Company's business segments and strategic criteria established by the Compensation Committee of the Board of Directors. In the case of THC, expansion of its facility base was also a factor. Performance measures were stated in terms of minimum, target and maximum achievement standards. The Company's Chief Executive Officer had the discretion to increase or decrease awards under the long-term incentive plan by up to 20%.

    With the sale of PHG and the U.S. psychiatric hospitals in fiscal year 1996, certain payments were made under the long-term plan based on results through fiscal year 1996. Bonuses were paid based on PHG achieving the maximum EBITDA target for the three years ending in 1996, THC achieving the maximum EBITDA target for the two years ending in 1996, and THC exceeding the minimum of its facility expansion target over the three year period. In recognition of the successful sale and financial turnaround of the hospitals that were sold to Behavioral Healthcare Corporation, the Board of Directors approved a small amount for bonus (equal to a maximum 3.7% of salary) related to the U.S. psychiatric segment. For fiscal year 1995, long-term incentive bonuses were paid based on PHG achieving the maximum of its EBITDA target over a two year period and THC exceeding the minimum of its facility expansion target over a two year period.

(2) Includes $241,036 deferred compensation accrued for Mr. Conte, $333,333 in loan forgiveness related to a bonus awarded in the form of a three year loan in recognition of the founding of THC, $2,689,447 of interim payments pursuant to Mr. Conte's employment contract in connection with the sale of the United Kingdom and United States psychiatric divisions which reduce total payments due to Mr. Conte under his employment contract (see "Certain Employment Arrangements-Employment Contracts"), $12,000 in life insurance premiums, and $4,458 paid for car allowance.

(3) Includes $133,803 deferred compensation accrued for Mr. Conte, $192,308 in loan forgiveness, $118,293 paid in lieu of accrued vacation, $11,125 in life insurance premiums and $75,000 in relocation funds accrued for Mr. Conte. Also includes $306,946 paid to Mr. Conte as reimbursement for certain income taxes arising from the payout of deferred compensation in connection with the termination of the Company's Supplemental Retirement Plan. The Company received approximately $4.5 million in connection with the termination of such plan. (See "Certain Employment Arrangements-Employment Contracts".)

(4) Represents $54,930 in life insurance premiums paid by the Company on behalf of Mr. Conte and $163,872 of deferred compensation accrued for Mr. Conte in 1994.

(5) Represents $333,333 in loan forgiveness, $200,000 interim payment paid pursuant to Mr. Laughlin's employment contract in connection with the sale of the U.S. psychiatric division (See "Certain Employment Arrangements-Employment Contracts") and $14,172 paid for car allowance.

(6) Represents $41,666 in loan forgiveness, $29,230 paid in lieu of accrued vacation, $47,000 in relocation funds and $7,086 paid for car allowance.

(7) Represents $200,000 interim payment paid pursuant to Ms. Simpson's employment contract in connection with the sale of the U.S. psychiatric division (see "Certain Employment Arrangements-Employment Contracts") and $19,614 paid for car allowance. $25,000 was paid for reimbursement of relocation expenses in 1995.

(8) Represents $250,000 and $153,846 in loan forgiveness in 1996 and 1995, respectively. $22,549 was paid for car allowance in 1996.

(9) Represents $200,000 interim payment paid pursuant to Ms. Kopta's employment contract in connection with the sale of the U.S. psychiatric division (See "Certain Employment Arrangements-Employment Contracts") and $2,203 for a car allowance in 1996. Amounts paid in 1994 relate to reimbursement of relocation expenses of $25,000 and $7,321 paid in lieu of accrued vacation.

     Stock Options and Stock Appreciation Rights. The following table contains information concerning the grant of stock options and tandem limited stock appreciation rights (''SARs'') under the Company's 1989 Stock Incentive Plan to the persons listed in the Summary Compensation Table during the fiscal year ended November 30, 1996:

                         OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                          --------------------------------------------------------
                                             % OF TOTAL
                             NUMBER OF      OPTIONS/SARS                              POTENTIAL REALIZABLE VALUE
                            SECURITIES       GRANTED TO      EXERCISE                  AT ASSUMED ANNUAL RATE OF
                            UNDERLYING      EMPLOYEES IN     OR BASE                   STOCK PRICE APPRECIATION
                           OPTIONS/SARS        FISCAL         PRICE      EXPIRATION        OVER OPTION TERM
   NAME                     GRANTED (1)         YEAR         ($/SH.)        DATE           5%(2)         10%(2)
   ----                    ------------     ------------     --------    ----------     ----------    ----------
Richard L. Conte....         100,000(3)         7.65         11.000       12/01/05     $  691,784     $1,753,117
                             100,000(3)         7.65          8.891       10/22/06        559,150      1,416,996

James R. Laughlin...          30,000(3)         2.30         11.000       12/01/05        207,535        525,935

Wendy L. Simpson....          30,000(3)         2.30         11.000       12/01/05        207,535        525,935
                              90,000(4)         6.89         12.000       01/05/06        679,206      1,721,242
                             223,977(3)        17.14          8.891       10/22/06      1,252,368      3,173,746

Ronald L. Ooley.....          20,000(3)         1.53         11.000       12/01/05        138,357        350,623
                              45,000(4)         3.44         12.000       01/05/06        339,603        860,621

Julia Kopta                   20,000(3)         1.53         11.000       12/01/05        138,357        350,623
                              85,000(4)         6.51         12.000       01/05/06        641,473      1,625,617
                              50,000(3)         3.83          8.891       10/22/06        279,575        708,498
-------------

(1) These stock options were granted under the Stock Incentive Plan.

(2) The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with rules and regulations adopted by the Securities and Exchange Commission and do not represent the Company's estimate of stock price appreciation.

(3) Twenty percent of the granted options vested on the date of grant. An additional 20% vest on the anniversary date of the grant date of each of the following four fiscal years. Pursuant to the terms of his Employment Agreement, all options granted to Mr. Conte vested as a result of the sales of the Priory Hospitals Group ("PHG") and the U.S. psychiatric division.

(4) Twenty percent of the granted options vested on the date of grant. An additional 20% vest on the first day of each of the following four fiscal years.

     Options/SAR Holdings. The following table sets forth the number of shares of Common Stock acquired on exercise of options during the fiscal year ended November 30, 1996 and the number subject to outstanding stock options held by each of the persons listed in the Summary Compensation Table as of the end of that fiscal year. The closing price of the common stock on the New York Stock Exchange on November 30, 1996 was $9.125.


              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                       FISCAL YEAR-END OPTION/SAR VALUES

                                                   NUMBER OF SECURITIES
                        SHARES                    UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED,
                       ACQUIRED                    OPTIONS/SARS HELD AT          IN-THE-MONEY OPTIONS
                          ON         VALUE            FISCAL YEAR END         /SARS AT FISCAL YEAR END(1)
        NAME           EXERCISE   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
        ----           --------   -----------   -----------   -------------   -----------   -------------
Richard L. Conte              0            0      1,040,000               0       $23,400               0

James R. Laughlin             0            0        263,000         242,000             0               0

Wendy L. Simpson              0            0        130,795         369,205        10,482          41,929

Ronald L. Ooley               0            0        129,000         218,475             0               0

Julia Kopta                   0            0         73,000         214,373         2,340           9,360
-------------

(1) Options are "in the money" at the fiscal year-end if the fair market value of the Common Stock underlying the option on such date exceeds the exercise or base price of the option. The amounts set forth in the table above represent the difference between the fair market value of the Common Stock underlying the options on November 30, 1996, as reported by the New York Stock Exchange ($9.125 per share), and the exercise price of the options, multiplied by the number of "in the money" options. Mr. Conte had 100,000 exercisable options that were "in the money"; Ms. Simpson had 44,795 exercisable and 179,182 unexercisable options that were "in the money";
    and Ms. Kopta had 10,000 exercisable and 40,000 unexercisable options that were "in the money."


CERTAIN EMPLOYMENT ARRANGEMENTS

     Employment Contracts

     In December 1995, the Company entered into a new employment agreement with Mr. Conte. In connection with such agreement, the Company obtained the advice of an independent compensation firm and outside legal counsel. The agreement was unanimously approved by the Company's Compensation Committee.

     Pursuant to the agreement, Mr. Conte is employed as the President, Chief Executive Officer and Chairman of the Board of the Company for a four-year term beginning December 1, 1995, with an automatic one-year extension of such term on December 1 of each year. Mr. Conte is to receive an annual salary of not less than $750,000 and will be entitled to participate in insurance and deferred compensation plans which may be established from time to time by the Company, with such participation generally to be on the same terms on which any such plan is made available to any senior Company executive. Mr. Conte presently receives deferred compensation equal to 9.5% of his cash compensation, which deferred compensation is payable following his termination of employment. Mr. Conte also participates in the Company's 401(k) plan. The agreement provides that the Company will reimburse Mr. Conte for premiums on a $5 million life insurance policy.

     In connection with the sale of PHG, the Company agreed to make Mr. Conte available to serve on the Board of Directors of the purchaser of PHG ("New PHG") for one year and thereafter with the consent of the Company and New PHG. Any fees payable by New PHG for Mr. Conte's service as a director of New PHG will be paid to the Company. New PHG presently pays the Company (Pounds)50,000 (approximately $78,000) each year plus reimbursements for certain expenses. In connection with the sale of the U.S. psychiatric hospitals to Behavioral Healthcare Corporation, the Company agreed to make Mr. Conte available to serve as the Chairman of BHC's Board of Directors for a period of four years. BHC will pay the Company $200,000 per year for Mr. Conte's services as long as Mr. Conte is employed by THC. Should Mr. Conte's employment with THC cease, such payments will be made to Mr. Conte for the period remaining of the original four years.

     Mr. Conte may terminate his employment by giving notice to the Company within six months after a "constructive termination," within one year after a "change in control" (as the terms "constructive termination" and "change in control" are defined in the employment agreement) or within one year after a "corporate reorganization" (generally, one or more dispositions of at least 80% of the Company's assets or of assets generating at least 80% of the Company's consolidated revenues), or if Mr. Conte's employment is terminated by the Company without cause (as defined in the agreement), in general he would be entitled to receive the following (collectively, the "Termination Benefits");
(i) a lump sum payment (the "Lump Sum Payment") equal to six times his highest salary level during the employment term in addition to one year's total salary and contract benefits representing amounts due Mr. Conte during the one year's notice period, (ii) the maximum bonus which he could have achieved under the Company's Incentive Compensation Plan for the fiscal year in which his employment terminates, which shall not be less than his then salary, (iii) the maximum bonus which he could have achieved for each three-year plan cycle which commences under the Company's Long-Term Incentive Compensation Plan prior to his termination date, which for each plan cycle shall not be less than his then salary, (iv) forgiveness of certain loans made to him by the Company, (v) payment of all deferred compensation, (vi) title to his company car, (vii) payment of premiums on a $5 million life policy for six years, and (viii) continuation of coverage under certain employee benefit programs for up to six years, (ix) plus an additional 9.5% of cash compensation (the "Applicable Percentage"). Mr. Conte would also be entitled to receive the Termination Benefits, whether or not his employment terminates, after a "hostile takeover" (as defined in the agreement).

     If Mr. Conte's employment terminates because of his permanent disability (as defined in the agreement), he will receive the Termination Benefits except that (i) the Lump sum Payment will be reduced to five times his highest salary during the employment term (plus the Applicable Percentage of such amount) and
(ii) the Company will be obligated to pay the premiums on a $5 million life insurance for five rather than six years and continue coverage under certain employee benefit programs for up to five rather than six years. If Mr. Conte's employment were to terminate by reason of his death, Mr. Conte's beneficiary would be entitled to receive the Termination Benefits, except that there would be no Lump Sum Payment, and the Company would be obligated to continue coverage for Mr. Conte's beneficiary under certain employee benefit programs for up to five rather than six years. Mr. Conte's beneficiary would also receive payments under certain insurance policies.

     If Mr. Conte terminates his employment within six months for a constructive termination or within one year of a Corporate reorganization, or if the Company terminates his employment without cause, all outstanding options other than converging options ("Options") and related stock appreciation rights then held by Mr. Conte will vest, and such Options and stock appreciation rights may be exercised for up to 12 months following his termination. In the event of a change of control or hostile takeover, all outstanding Options and stock appreciation rights will vest immediately prior to the change in control or hostile takeover, whether or not Mr. Conte terminates his employment, and will be exercisable for up to a 12 month period.

     If Mr. Conte's employment terminates in connection with a change of control, a corporate reorganization or permanent disability, under his new employment agreement Mr. Conte will be subject to a four-year non-competition covenant in specified territories and a four-year non-solicitation covenant, and he will be obligated to make himself available for consulting services for a period of 10 years for up to eight hours per month. If Mr. Conte voluntarily resigns, in certain instances he will remain subject to his non-competition, non-solicitation and consulting covenants, but he will receive no other severance benefits under the employment agreement other than the appraised value of the non-competition and consulting covenants.

     Mr. Conte will receive no severance payments or other benefits if his employment is terminated by the Company for cause (as defined and subject to certain standards of proof set forth in the agreement) unless the Company elects to enforce his non-competition and consulting covenants, in which event the Company will pay him the appraised value of such covenants.

     Upon each "corporate divestiture" (generally, the disposition of any one or more stand-alone business operations or other disposal of assets which represent at least 30% of the book value of the Company's consolidated assets or which generate at least 30% of its consolidate revenues), Mr. Conte will receive an interim payment of a portion of his severance benefit (an "Interim Payment"), determined on a formula basis, and all his unvested Options will immediately vest. The total amount which may be paid during the term of the agreement in connection with "corporate divestitures" is limited to five times Mr. Conte's highest salary during the employment period (plus the Applicable Percentage of such amount) plus the amount credited to all his deferred compensation accounts. The amount of all such interim benefits which are deemed to be parachute payments under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), together with all other interim benefits received pursuant to this provision which are deemed to be parachute payments, is also limited to 2.99 times Mr. Conte's average compensation for the five years prior to such payment. Any Interim Payments will be subtracted from any severance benefits later payable to Mr. Conte upon a termination of employment.

     On June 21, 1996, the Company completed the sale of PHG, which was substantially all of the Company's United Kingdom operations. On November 30, 1996, the Company completed the sale of substantially all of its U.S. psychiatric operations. Such sales constituted corporate divestitures (as such term is defined above) and resulted in Mr. Conte receiving Interim Payments of $549,499 and $2,139,948, respectively, upon the sale of these divisions. In addition, an aggregate of 536,735 Options having exercise prices ranging from $8.89 to $24.50 per share immediately vested.

     The agreement provides that Mr. Conte will be entitled to reimbursement by the Company for (i) all excise taxes imposed upon any of the benefits paid to him under the employment agreement which are deemed to constitute excess parachute payments under Section 280G of the Code and (ii) the ordinary federal and state income taxes imposed on that reimbursement.

     The Company also has entered into separate employment contracts with Ms. Simpson, Mr. Laughlin, Mr. Ooley, and Ms. Kopta, each of which expire November 30, 1999 and provide for automatic one-year extensions of such term on December 1 of each year. Mr. Ooley's contract was not renewed as of December 1, 1996. Ms. Simpson and Mr. Laughlin are entitled to an annual salary of not less than $400,000, and Mr. Ooley and Ms. Kopta are entitled to receive an annual salary of not less than $250,000. Ms. Simpson's annual salary was increased to $500,000 effective December 1, 1996. Each of their contracts contain non-competition and non-solicitation covenants. Should the employment of these individuals terminate within one year after certain specified changes in control or ownership of the Company involving 20% or more of the Company's outstanding voting securities, the terminated individual would be entitled to receive, in addition to one year's total salary and contract benefits representing amounts due these employees within one year under their contract, a lump sum severance payment equal to two times the highest salary level during the employment term, the maximum bonus which she or he could have achieved under the Company's Incentive Compensation Plan for the fiscal year in which such employment terminates plus the maximum bonus which she or he could have earned for each three-year plan cycle which commences under the Company's Incentive Compensation Plan prior to such termination date, forgiveness of certain loans owed to the Company, and the continuation of her or his coverage under certain employee benefit programs and car allowance at the Company's expense for a two-year period. In addition, all Options and related stock appreciation rights held by any of them at the time of the change in control event will immediately vest, whether or not their employment terminates. Each individual will be subject to a two year non-competition covenant in specified territories upon such termination of employment and would also be obligated to render consulting services for five years for up to eight hours per month.

     These individuals would be entitled to receive substantially the same benefits if their employment were to be terminated by the Company other than for certain specified events of misconduct or if they terminated their employment following (i) a material breach by the Company of their respective contracts or
(ii) a material change in their duties or responsibilities. In such event, the terminating individual would not be subject to the non-competition covenant or consulting arrangement under her or his contract.

     In the event of a "corporate divestiture" (generally, the disposition of any one or more stand-alone business operations or other disposal of assets which represent at least 30% of the book value of the Company's consolidate assets or which generate at least 30% of its consolidated revenues), the Board of Directors may elect, in its sole discretion, to pay these individuals a special interim payment in amount determined by the Board of Directors. Any interim payment made to these individuals will be subtracted from any severance benefits later payable to them upon a termination of employment. In connection with the sale of the U.S. psychiatric hospitals, the Board of Directors approved interim payments in the amount of $200,000 to Ms. Simpson, Ms. Kopta, and Mr. Laughlin.

     None of these employees would receive any severance payments or other benefits under their contracts in the event their employment were to be terminated by the Company for certain specified acts of misconduct, unless the Company elects to enforce the non-competition and consulting covenants under their contracts, in which event the Company will pay these employees the appraised value of those contracts. If any of these employees should voluntarily resign other than in connection with a material change in her or his duties or responsibilities, than such individual will remain subject to her or his non-competition and consulting covenants under the contract upon the Company's payment of the appraised value of those covenants, but such individual will receive no other severance under the contract.

Retirement Benefits

     During 1995, the Company terminated the Supplemental Retirement Agreement (the "SRA") to which Mr. Conte and four former executive officers had been parties since 1988. At the same time, The Board of Directors authorized and established a new Supplemental Retirement Agreement (the "New SRA") to which Mr. Conte is a party. The Compensation Committee's advisors are in the process of memorializing and documenting the New SRA as adopted and approved by the Compensation Committee. Mr. Conte agreed to the termination of the SRA which allowed the Company to terminate or borrow against the 11 corporate-owned life insurance policies pertaining to these five executive officers. The Company received approximately $4.5 million from these policies. During 1995, Mr. Conte, the sole remaining participant, agreed to receive a lump sum payment, which allowed the Company to complete the termination of the SRA. Accordingly, Mr. Conte received $779,400 which had been accrued under the SRA, and the Company was able to record a tax benefit of approximately $287,00 as a result of this payout. The Board of Directors also authorized $306,946 for reimbursement of income taxes on the deferred benefits paid in connection with the termination of the SRA, which amounts were included in the payment described above. See "Executive Officer Compensation--Summary Compensation Table." The New SRA provides for the same contributions as the SRA; (i) deferred benefits equal to 9.5% of total cash compensation, and (ii) interest will continue to be credited annually to this accrued amount at a rate to be specified from time to time by the Company, currently at 8% per year. Distributions will be made at the time of Mr. Conte's retirement or termination of employment. During fiscal years 1996 and 1995, respectively, $241,036 and $133,803 was accrued on behalf of Mr. Conte under the new SRA based on cash compensation received by Mr. Conte during the respective plan years.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

OWNERSHIP OF COMPANY SECURITIES

     Set forth in the following table is the beneficial ownership of Common Stock as of February 28, 1997, for all current directors, the executive officers of the Company named in the Summary Compensation Table, directors and executive officers as a group, and to the best of the Company's knowledge, beneficial owners of 5% or more of the Common Stock.

                                                             AMOUNT
                                                          OF BENEFICIAL      PERCENT
                                                         OWNERSHIP AS OF        OF
DIRECTORS AND EXECUTIVE OFFICERS                        FEBRUARY 28, 1997    CLASS(1)
--------------------------------                        -----------------   ----------
Carol Burt(2)...................................                   0             *
Richard L. Conte(3).............................           1,070,802           2.69%
Julia Kopta(4)..................................             113,000             *
James R. Laughlin(5)............................             329,000             *
Jack H. Lindheimer(6)...........................              96,000             *
Ronald L. Ooley(7)..............................             191,500             *
Nigel Petrie(8).................................               1,500             *
Dana L. Shires(9)...............................              63,299             *
Wendy Simpson(10)...............................             175,195             *
Robert L. Thomas(11)............................              20,000             *
Ralph Watts(12).................................                   0             *
All directors & executive officers as a group
(12 persons)(13)................................           2,072,296           5.07%

OTHER BENEFICIAL OWNERSHIP:

Brandywine Asset Management.....................           2,740,200           7.06%
3 Christina Center, Suite 1200
201 North Walnut Street
Wilmington, Delaware 19801

Merrill Lynch Asset Management..................           6,462,984          16.64%
P.O. Box 9011
800 Scudder Mill Road
Plainsboro, New Jersey 08543

Heartland Advisors, Inc.........................           2,852,100           7.35%
790 North Milwaukee Street
Milwaukee, WI 53202
-------------

 * Less than 1%.

(1) Shares which each identified stockholder has the right to acquire within 60 days of the date of the table are deemed to be outstanding in calculating the percentage ownership of such stockholder, but are not deemed to be outstanding as to any other person. Except as otherwise noted, the Company believes that each stockholder has sole voting and investment power over the shares beneficially owned.

(2) Does not include options to purchase 5,000 shares of Common Stock issued under the Stock Incentive Plan, none of which are exercisable within 60 days of the date of the table.

(3) Includes 1,040,000 shares of Common Stock which Mr. Conte has the right to acquire within 60 days of the date of the table upon exercise of options vested under the Stock Incentive Plan. Includes 6,640 shares owned by Mr. Conte and also includes 24,162 shares held in trust for Mr. Conte's children for which he disclaims any beneficial ownership or interest.

(4) Consists of 113,000 shares of Common Stock which Ms. Kopta has the right to acquire within 60 days of the date of the table upon exercise of options vested under the Stock Incentive Plan. Does not include options to purchase 174,373 shares of Common Stock issued under the Stock Incentive Plan, none of which are exercisable within 60 days of the date of the table.

(5) Consists of 329,000 shares of Common Stock which Mr. Laughlin has the right to acquire within 60 days of the date of the table upon exercise of options vested under the Stock Incentive Plan. Does not include options to purchase 176,000 shares of Common Stock issued under the Stock Incentive Plan, none of which are exercisable within 60 days of the date of the table.

(6) Includes 96,000 shares of Common Stock which Dr. Lindheimer has the right to acquire within 60 days of the date of the table upon exercise of options vested under the Stock Incentive Plan.

(7) Includes 189,000 shares of Common Sock which Mr. Ooley has the right to acquire within 60 days of the date of the table upon exercise of options vested under the Stock Incentive Plan. Does not include options to purchase 158,475 shares of Common Stock issued under the Stock Incentive Plan, none of which are exercisable within 60 days of the date of the table.

(8) Includes 1,500 shares of Common Stock which Mr. Petrie has the right to acquire within 60 days of the date of the table upon exercise of options vested under the Stock Incentive Plan. Does not include options to purchase 6,000 shares of Common Stock issued under the Stock Incentive Plan, none of which are exercisable within 60 days of the date of the table.

(9) Includes 35,000 shares of Common Stock which Dr. Shires has the right to acquire within 60 days of the date of the table upon exercise of options vested under the Stock Incentive Plan. Does not include options to purchase 5,000 shares of Common Stock issued under the Stock Incentive Plan, none of which are exercisable within 60 days of the date of the table. Includes 49 shares held by Dr. Shires' spouse.

(10) Includes 170,795 shares of Common Stock which Ms. Simpson has the right to acquire within 60 days of the date of the table upon exercise of options vested under the Stock Incentive Plan. Does not include options to purchase 329,205 shares of Common Stock issued under the Stock Incentive Plan, none of which are exercisable within 60 days of the date of the table. Includes 300 shares held by Ms. Simpson's spouse in an IRA account and 1,900 shares which are jointly owned by Ms. Simpson and her spouse.

(11) Consists of 20,000 shares of Common Stock which Mr. Thomas has the right to acquire within 60 days of the date of the table upon exercise of options vested under the Stock Incentive Plan. Does not include options to purchase 5,000 shares of Common Stock issued under the Stock Incentive Plan, none of which are exercisable within 60 days of the date of the table.

(12) Does not include options to purchase 5,000 shares of Common Stock issued under the Stock Incentive Plan, none of which are exercisable within 60 days of the date of the table.

(13) Includes 2,006,295 shares of Common Stock subject to options granted pursuant to the Stock Incentive Plan, all of which are exercisable within 60 days of the date of the table.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


INDEBTEDNESS OF MANAGEMENT

     Option Loans. The Company's 1989 Stock Incentive Plan authorizes THC's Board of Directors to extend credit to enable optionees to exercise their options. The Board has discretion from time to time to change the terms of such credit. The past policy and practice of the Board has been to require payment of one-third of the option price in cash with the balance payable within the earlier of ten years of the date of exercise or twelve years of the date of grant. The resulting obligations are evidenced by full recourse promissory notes with interest at a rate established by the Board, payable annually, and are secured by a pledge of the stock so purchased. The Company also makes unsecured loans on the same terms to optionees to enable them to pay income taxes due on exercise of options granted thereunder which do not qualify as incentive stock options. No option loans are currently outstanding.

     Residence Loans. The Company has loaned $300,000 to each of Messrs. Conte and Laughlin, Ms. Simpson, and Ms. Kopta, in each case at 5% interest per year, to enable these executive officers to acquire residences in close proximity to their principal business offices. The Company has also loaned $296,000 to Mr. Ooley on the same terms described above. The loans, which are secured by the residences, originally mature in three years and provide for consecutive three-year extensions while employment continues. The loans are paid in monthly installments of principal and interest based on a 30-year amortization and are accelerated and become immediately due and payable ninety days after termination of employment.

     Loans to Management. Pursuant to an Agreement and Promissory Note between the Company and Richard L. Conte, in 1995 the Company granted a Special Recognition Award for his significant efforts on behalf of the shareholders to develop the new Transitional Hospitals Corporation (''THC'') business. Because the Board also wanted to incentivize management to remain with the Company, this award was made in the form of a 36-month nonrecourse, interest free loan to Mr. Conte in the amount of $1,000,000. One thirty-sixth (/1//36) of the loan amount is forgiven each month provided that Mr. Conte does not voluntarily terminate his employment with the Company during the term of the loan. Upon any such voluntary termination, the remaining balance of the loan shall become due and payable. In the case of involuntary termination, change of control, disability or pursuant to the provisions of any applicable employment agreement permitting Mr. Conte to terminate his employment for cause, the remaining balance of the loan shall be forgiven.

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

     Schedule of Indebtedness. The following table shows, as to each director or executive officer whose indebtedness exceeded $60,000, the largest aggregate amount of such indebtedness during fiscal year 1996 and the balance due the Company as of February 28, 1997.



                               LARGEST
                              AGGREGATE            BALANCE AS OF
                             INDEBTEDNESS        FEBRUARY 28, 1997
                             ------------        -----------------
      Richard L. Conte....     $1,088,073            $711,861
      Ronald L. Ooley.....      1,090,259             596,746
      Julia L. Kopta......        297,813             292,123
      Wendy L. Simpson....        299,640             294,051
      James R. Laughlin...      1,258,333             569,444
      William E. Hale.....         75,000                   0

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRANSITIONAL HOSPITALS CORPORATION


Date: March 28, 1997

                                       By: /s/ Wendy L. Simpson

                                           ---------------------------
                                           Wendy L. Simpson
                                           Chief Operating Officer and
                                           Chief Financial Officer