Form 10-Q
period 1997-02-28
TRANSITIONAL HOSPITALS CORP
filed 1997-04-14
CIK 22764

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997
                               ----------------------------------------------

                          OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________ to _____________________

Commission file number  1-7008
                       -------------------------------------------------------
--------------------------------------------------------------------------------

                          TRANSITIONAL HOSPITALS CORPORATION
                 ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            NEVADA                                            94-1599386
-------------------------------------------------   ----------------------------
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
 incorporation or organization)

      5110 W. Sahara Avenue, Las Vegas, Nevada                  89102
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (702)257-3600
                                                   -------------
                                 Not Applicable
 ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X     No
                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 38,829,000 as of March 31,
                                                ------------
1997.

Total number of pages:  10
Exhibit Index at page:   9

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                            Three Months Ended
                                              February 28/29
                                             1997        1996
                                              (000s omitted
                                              -------------
                                          except per share data)
                                          ----------------------
REVENUES:

  Net operating revenues                     $74,916    $127,489
  Investment and other income                  2,528         486
                                             -------    --------
                                              77,444     127,975
COSTS AND EXPENSES:

  Operating expense                           58,992     101,277
  General and administrative expense           5,309       7,935
  Bad Debt expense                             1,579       4,899
  Depreciation and amortization                3,499       5,643
  Interest expense                               358       1,373
  Non-recurring transactions                      --         843
                                             -------    --------
                                              69,737     121,970

INCOME BEFORE TAXES                            7,707       6,005

  Income taxes                                 3,006       2,282
                                             -------    --------

NET INCOME                                   $ 4,701    $  3,723
                                             =======    ========

NET INCOME PER SHARE                         $  0.12    $   0.09
                                             =======    ========

WEIGHTED AVERAGE COMMON SHARES                40,697      43,702
                                             =======    ========



See notes to condensed consolidated financial statements.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                           February 28    November 30
                                                               1997          1996
                                                           (Unaudited)     (Audited)
                                                          --------------   ----------
                                                                  (000s omitted)
ASSETS
------

CURRENT:
  Cash and cash equivalents                                    $ 56,423    $ 84,313
  Short-term investments                                         11,810      16,777
  Accounts receivable, less allowances
    for doubtful accounts
    1997 - $21,112/1996 - $21,448                                58,741      55,557
  Prepaid expenses and other current assets                      15,830      14,784
  Property held for sale                                         13,393      13,393
  Refundable and deferred income taxes                           25,216      21,419
                                                               --------    --------
  TOTAL CURRENT ASSETS                                          181,413     206,243

PROPERTY, BUILDINGS & EQUIPMENT-at
    cost less allowances for depreciation                       155,524     153,933

Investment in affiliate                                          70,368      69,859
Refundable and deferred income taxes                              7,281      15,966
Other assets                                                     23,299      19,946
                                                               --------    --------
                                                               $437,885    $465,947
                                                               ========    ========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT:
  Accounts payable                                             $  7,708    $  9,136
  Accrued payroll and other expenses                             17,394      15,680
  Payable to third parties under
    reimbursement contracts                                      16,477      13,954
  Due to broker for stock repurchase plan                         7,447          --
  Other accrued liabilities                                       5,260      17,796
  Current maturities on long-term debt                            8,416       8,467
                                                               --------    --------
TOTAL CURRENT LIABILITIES                                        62,702      65,033
LONG-TERM DEBT, EXCLUSIVE OF CURRENT
  MATURITIES                                                     12,706      14,858
DEFERRED INCOME TAXES AND OTHER LIABILITIES                       4,183       3,857

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00, authorized
   2,000 shares; none issued                                         --          --
   Common Stock, par value $1.00, authorized
    100,000 shares; issued 1997 - 46,856
    shares 1996 - 46,856 shares                                  46,856      46,856
  Additional paid-in capital                                     56,661      56,657
  Unrealized gains on investments in debt securities                 75         163
  Retained earnings                                             326,411     321,710
  Less treasury stock-at cost 1997 - 8,028
    shares and 1996 - 4,988 shares                              (71,709)    (43,187)
                                                               --------    --------
                                                                358,294     382,199
                                                               --------     -------
                                                               $437,885    $465,947
                                                               ========    ========

NOTE: The balance sheet at November 30, 1996 has been derived from the audited financial statement at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Quarter Ended
                                                        February 28/29
                                                    1997 (Unaudited) 1996
                                                    ---------------------
                                                        (000s omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $  4,701    $  3,723
  Adjustments to reconcile net income to
   cash used for operating activities:
    Depreciation and amortization                       3,499       5,643
    Provision for uncollectible accounts                1,579       4,703
    Nonrecurring transactions                              --         843
    Other                                              (1,197)      1,050
  Changes in assets and liabilities, exclusive
    of business acquisitions and disposals:
    Accounts receivable                                (4,763)    (10,153)
    Receivable from/payable to third parties
      under reimbursement contracts                     2,523        (646)
    Prepaid expenses and other current assets          (2,596)     (4,282)
    Accounts payable and accrued expenses                 417      (6,362)
    Other accrued liabilities                         (12,536)     (2,661)
    Income taxes                                        4,946       7,078
                                                     --------    --------
Net cash used for operations                           (3,427)     (1,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury shares                         (21,084)         --
  Net proceeds from exercise of stock options              10         150
  Payments on long-term debt                           (2,204)     (3,568)
                                                     --------    --------
Net cash used for financing activities                (23,278)     (3,418)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of short-term investments        11,698       5,601
  Purchases of short-term investments                  (6,819)         --
  Payments received on notes                            1,753         341
  Loans made to officers                                   --        (750)
  Purchase of property, buildings and equipment        (3,989)    (10,482)
  Investment in joint venture                          (3,191)         --
  Investment in pre-opening costs                        (637)       (282)
                                                     --------    --------
Net cash used for investing activities                 (1,185)     (5,572)
                                                     --------    --------

Net decrease in cash and cash equivalents             (27,890)    (10,054)
Beginning cash and cash equivalents                    84,313      17,263
                                                     --------    --------

Ending cash and cash equivalents                     $ 56,423    $  7,209
                                                     ========    ========


See notes to condensed consolidated financial statements.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 28, 1997



NOTE A:   Basis of Presentation
          ---------------------

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the registrant's annual report on Form 10-K for the year ended November 30, 1996.

NOTE B:   Due to broker for stock repurchase plan
          ---------------------------------------

               The Company purchased .8 million shares of its own stock on the open market for $7.4 million from February 26, 1997 through February 28, 1997. The payments for the aforementioned purchases were made on the applicable settlement dates which spanned from March 3, 1997 through March 5, 1997. The $7.4 million was due to the Company's broker at February 28, 1997 and is reflected as such on the February 28, 1997 balance sheet.



          Forward Looking Information:

               The discussion in this document contains forward looking statements pertaining to development plans and future cash flows. Actual results could differ materially from those projected and there can be no assurance that these future results will be achieved. Readers are cautioned that a number of factors could adversely affect the Company's ability to obtain these results including: (a) changes in the regulatory environment, including changes in Medicare and Medicaid reimbursement programs, (b) the availability of suitable acquisition candidates and the Company's success in negotiating favorable terms to complete acquisitions, and (c) difficulties in obtaining government approvals necessary for licensure of new facilities.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES

Results of Operations

THREE MONTHS ENDED FEBRUARY 28, 1997

     Net operating revenues for the quarter ended February 28, 1997 were $74.9 million compared to $127.5 million for the first quarter of the prior year. The decrease in net operating revenues was the result of the sale of the Company's United Kingdom and U.S. psychiatric operations in June 1996 and November 1996, respectively.

     Net operating revenues from the Company's long-term acute care hospitals increased 23.2% from $60.0 million in the first quarter of 1996 to $73.9 million in the first quarter of 1997. THC's admissions and patient days increased 29.6% and 13.9%, respectively. Net revenue per patient day increased 7.6% as a result of more favorable prior period Medicare settlements in the current period compared to the first quarter of 1996. Net operating revenue from respiratory therapy services increased from $4.9 million in the first quarter of 1996 to $6.4 million in the first quarter of 1997 due to an approximate 35% increase in the number of contracts in effect during the applicable periods.

     Investment and other income increased $2.0 million from $.5 million in the first quarter of 1996 to $2.5 million in the first quarter of 1997. Interest income increased $1.5 million due to higher cash and short-term investment balances that resulted from the sales of the United Kingdom and U.S. psychiatric operations during 1996. Also contributing to the increase was $.8 million of equity earnings from the Company's unconsolidated affiliate, Behavioral Healthcare Corporation ("BHC"). The Company acquired an approximate 44.2% common equity interest in BHC as partial consideration for the sale of substantially all of its psychiatric operations to BHC on November 30, 1996.

     Operating expenses as a percentage of net operating revenues were 78.7% for the quarter ended February 28, 1997 compared to 79.4% for the comparable prior year quarter. The decrease in operating expenses as a percentage of net operating revenues is due to the sale of the U.S. psychiatric operations at the close of fiscal 1996, which have historically incurred higher operating expenses as a percentage of net operating revenue than the Company's long-term acute care hospitals.

     General and administrative expense decreased $2.6 million for the first quarter of 1997 compared to the first quarter of 1996. Reductions in corporate overhead were implemented with the sales of the U.S. and U.K. psychiatric divisions in June 1996 and November 1996, respectively.

     Bad debt expense decreased from 3.8% of net operating revenues in 1996 to 2.1% of net operating revenues in the first quarter of 1997. The decrease is primarily due to the sale of U.S. psychiatric operations at the close of fiscal 1996, which have historically incurred higher bad debt expense as a percentage of net operating revenues than the Company's long-term acute care hospitals.

     Depreciation and amortization decreased $2.1 million from $5.6 million in the first quarter of 1996 to $3.5 million in the first quarter of 1997. The decrease is due to the sale of the Company's United Kingdom and U.S. psychiatric operations during 1996. Depreciation and amortization as a percentage of net operating revenues was 4.7% and 4.4% for the first quarters of 1997 and 1996, respectively.

     Interest expense decreased by $1.0 million in the first quarter of 1997 compared to the first quarter of 1996 as the Company repaid $80.3 million of long-term debt during fiscal year 1996.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations (continued)

THREE MONTHS ENDED FEBRUARY 28, 1997 (continued)

     Non-recurring transaction costs totaling $.8 million for termination benefits and other exit costs were incurred during the first quarter of 1996 in connection with the decision to close one psychiatric hospital in January 1996. There were no non-recurring transactions during the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES AT FEBRUARY 28, 1997

     Cash flows used for operations were $3.4 million and $1.1 million for the quarters ended February 28, 1997 and February 29, 1996, respectively. Amounts paid in the first quarter of 1997 for severance and other exit costs related to the sale of the U.S. psychiatric division exceeded by $9.9 million amounts paid for similar costs in the first quarter of 1996 related to the closure of six U.S. psychiatric hospitals, three regional offices and corporate severance. The $9.9 million increase in payments for these costs was partially offset by a $7.6 million increase in cash flows from operating activities.

     In 1996, the Company's Board of Directors authorized spending up to $75 million to buy back company stock from time to time on the open market. In accordance with this authorization, the Company purchased 4.2 million shares for $35.8 million during the third and fourth quarters of 1996. During the first quarter of 1997, an additional 3.0 million shares were purchased for $28.5 million. Of the $28.5 million, $21.1 million was paid by the Company during the quarter ended February 28, 1997 and $7.4 million was paid in March 1997 for purchases made on the last three days of February 1997.

     Purchases of fixed assets totaled $4.0 million during the first quarter of 1997 compared to $10.5 million during the first quarter of 1996. Capital expenditures for the remainder of fiscal year 1997 are estimated to be $22 million for renovation and expansion of existing facilities and equipment additions. In addition, the Company will pay approximately $5 million over the remainder of fiscal 1997 for a new computer system.

     The Company's development focus is primarily on expanding and enhancing the long-term acute care business as well as, to a lesser extent, on developing new business in Puerto Rico, Latin America and Europe where the Company believes that it has the experience and opportunities to provide cost effective healthcare services. In the first quarter of 1997, the Company opened two new THC facilities. In addition, the Company made an investment of $3.2 million in a joint venture whereby the Company and its joint venture partner will build and operate a drug and alcohol treatment facility on the island of Antigua. The Company's investment in the joint venture is included in other assets at February 28, 1997.

     The Company believes that its current cash and cash equivalent balances along with its operating cash flow will be sufficient to fund the Company's normal operating requirements through the end of fiscal 1997.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES

                               FEBRUARY 28, 1997


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS
              -----------------

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


     ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:
              --------------------------------

     A)   The following exhibits are included herein:

          Exhibit 11: Computation of Earnings per Share

          Exhibit 27: Financial Data Schedule

          The registrant was not required to file a Form 8-K during the three months ended February 28, 1997.



                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          TRANSITIONAL HOSPITALS CORPORATION
                                  (Registrant)



Dated:  April 11, 1997          /s/ WENDY SIMPSON
                                ------------------------------
                                Wendy Simpson
                                Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit                                                    Page No.
-------                                                    --------



 11       Computation of Earnings Per Share                 10

 27       Financial Data Schedule