Form 10-Q
period 1997-05-31
TRANSITIONAL HOSPITALS CORP
filed 1997-07-11
CIK 22764

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997
                               -----------------------------------------

                                 OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________________ to _____________________

Commission file number  1-7008
                       -------------------------------------------------------
------------------------------------------------------------------------------

                      TRANSITIONAL HOSPITALS CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            NEVADA                                        94-1599386
-------------------------------                          -------------
(State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

      5110 W. Sahara Avenue, Las Vegas, Nevada          89102
----------------------------------------------------------------
     (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code   (702)257-3600
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

                               Yes  X     No
                                   ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date: 38,994,413 as of June 15,
1997.                                            ----------

Total number of pages:  27
Exhibit Index at page:  14

PART I.   FINANCIAL INFORMATION

          ITEM 1.  FINANCIAL STATEMENTS

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                      Six Months Ended          Three Months Ended
                                             May 31                   May 31
                                       1997         1996        1997         1996
                                      ---------------------------------------------
                                           (000s omitted except per share data)
                                            ----------------------------------
REVENUES:

  Net operating revenues                   $156,543  $269,223   $81,627   $141,734
  Investment and other income                 5,872     1,240     3,344        754
                                           --------  --------   -------   --------
                                            162,415   270,463    84,971    142,488
COSTS AND EXPENSES:

  Operating expenses                        126,178   210,760    67,186    109,483
  General and administrative
  expenses                                   11,536    16,631     6,227      8,696
  Bad debt expense                            3,821    10,379     2,242      5,480
  Depreciation and amortization               6,969    11,776     3,470      6,133
  Interest expense                              606     3,228       248      1,855
  Non-recurring transactions                  6,606     1,643     6,606        800
                                           --------  --------   -------   --------
                                            155,716   254,417    85,979    132,447

INCOME(LOSS)BEFORE INCOME TAXES               6,699    16,046    (1,008)    10,041

  Income taxes                                5,189     6,097     2,183      3,815
                                           --------  --------   -------   --------

NET INCOME(LOSS)                           $  1,510  $  9,949   $(3,191)  $  6,226
                                           ========  ========   =======   ========

NET INCOME(LOSS)PER SHARE                  $   0.04  $   0.23   $ (0.08)  $   0.14
                                           ========  ========   =======   ========

WEIGHTED AVERAGE COMMON SHARES               39,768    44,051    38,860     44,396
                                           ========  ========   =======   ========


See notes to condensed consolidated financial statements.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              May 31           November 30
                                                               1997                1996
                                                           (Unaudited)          (Audited)
                                                        ------------------  ------------------
ASSETS                                                   (000s omitted except per share data)
------                                                    ----------------------------------

CURRENT:
  Cash and cash equivalents                                      $ 60,359            $ 84,313
  Short-term investments                                            5,888              16,777
  Accounts receivable, less allowances
    for doubtful accounts
    1997 - $12,728/1996 - $21,448                                  59,098              55,557
  Prepaid expenses and other current assets                        12,669              14,784
  Property held for sale                                            8,533              13,393
  Refundable and deferred income taxes                             16,881              21,419
                                                                 --------            --------
  TOTAL CURRENT ASSETS                                            163,428             206,243

PROPERTY, BUILDINGS & EQUIPMENT-at
    cost less allowances for depreciation                         164,466             153,933

Investment in affiliate                                            72,480              69,859
Refundable and deferred income taxes                                6,099              15,966
Other assets                                                       23,390              19,946
                                                                 --------            --------
                                                                 $429,863            $465,947
                                                                 ========            ========

LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------
CURRENT:
  Accounts payable                                               $  9,387            $  9,136
  Accrued payroll and other expenses                               15,920              15,680
  Income taxes payable                                                451                  --
  Payable to third parties under
    reimbursement contracts                                        15,840              13,954
  Other accrued liabilities                                         8,921              17,796
  Current maturities on long-term debt                              8,371               8,467
                                                                 --------            --------
TOTAL CURRENT LIABILITIES                                          58,890              65,033
LONG-TERM DEBT, EXCLUSIVE OF CURRENT
  MATURITIES                                                       10,442              14,858
DEFERRED INCOME TAXES AND OTHER LIABILITIES                         3,505               3,857

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $1.00, authorized
   2,000 shares; none issued                                           --                  --
  Common Stock, par value $1.00, authorized
    100,000 shares; issued 1997 - 46,856
    shares 1996 - 46,856 shares                                    46,856              46,856
  Additional paid-in capital                                       57,173              56,657
  Unrealized gains on investments in debt securities                   34                 163
  Retained earnings                                               323,220             321,710
  Less treasury stock-at cost 1997 - 7,862
    shares and 1996 - 4,988 shares                                (70,257)            (43,187)
                                                                 --------             -------
                                                                  357,026             382,199
                                                                 --------             -------
                                                                 $429,863            $465,947
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

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Six Months Ended
                                                          May 31
                                                     1997       1996
                                                   ---------  ---------
                                                      (000s omitted)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  1,510   $  9,949
  Adjustments to reconcile net income to
   cash used for operating activities:
    Depreciation and amortization                     6,969     11,776
    Provision for bad debts                           3,821     10,379
    Non-recurring transactions                        6,100      1,643
    Gain on the sale of property                         --       (103)
    Other                                            (1,785)     1,038
  Changes in assets and liabilities, exclusive
    of business acquisitions and disposals:
    Accounts receivable                              (7,362)   (12,882)
    Payable to third parties
      under reimbursement contracts                   1,886      9,304
    Prepaid expenses and other current assets        (1,015)    (4,901)
    Accounts payable and accrued expenses               491     (9,020)
    Other accrued liabilities                       (14,975)    (5,199)
    Income taxes                                     14,762     11,445
                                                   --------   --------
Net cash provided from operations                    10,402     23,429

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury shares                       (28,531)        --
  Payment of deferred compensation                     (545)        --
  Net proceeds from exercise of stock options         1,975        150
  Payments on long-term debt                         (4,512)   (11,939)
                                                   --------   --------
Net cash used for financing activities              (31,613)   (11,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sales of short-term investments      20,516      5,601
  Purchases of short-term investments                (9,756)        --
  Payments received on notes                          3,358      1,145
  Loans made to officers                               (300)      (750)
  Purchase of property, buildings and equipment      (9,414)   (18,917)
  Proceeds from the sale of property, buildings
    and equipment                                     4,534      1,632
  Investment in joint venture                        (4,009)        --
  Investment in pre-opening costs                    (1,435)      (831)
  Payments for business acquisitions:
    Property, buildings and equipment                (6,057)        --
    Excess of purchase price over value of
    assets acquired                                    (180)        --
                                                   --------   --------
Net cash used for investing activities               (2,743)   (12,120)
                                                   --------   --------
Net decrease in cash and cash equivalents           (23,954)      (480)
Beginning cash and cash equivalents                  84,313     17,263
                                                   --------   --------
Ending cash and cash equivalents                   $ 60,359   $ 16,783
                                                   ========   ========

See notes to condensed consolidated financial statements.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MAY 31, 1997


NOTE A:   Basis of Presentation
          ---------------------

               The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Transitional Hospitals Corporation (the "Company") Annual Report on Form 10-K for the year ended November 30, 1996.


NOTE B:   Merger with Vencor, Inc.
          ------------------------

               On June 18, 1997, the Company entered into an agreement and plan of merger with Vencor, Inc. (the "Vencor Merger Agreement") under which Vencor, Inc. ("Vencor") would acquire all of the Company's outstanding common stock at $16.00 per share (the "Acquisition"). The Acquisition is structured as a cash tender offer to be followed by a second-step merger pursuant to which a wholly-owned subsidiary of Vencor will acquire all shares which were not acquired in the tender offer. Vencor's wholly-owned subsidiary acquired 37.2 million shares (approximately 95.5% of the outstanding shares of the Company) in the tender offer which expired on June 19, 1997. On June 24, 1997, the Company completed the tender offer, after which time operations of the Company will be consolidated with those of Vencor. The Company and Vencor are in the process of completing the merger of Vencor's wholly-owned subsidiary with and into the Company. Upon consummation of the merger, each share not purchased through the tender offer will be converted into the right to receive $16.00 in cash. The closing of the Acquisition is subject to customary conditions. The merger is expected to be completed within 45 to 60 days of the expiration of the tender offer.

               Prior to entering into the Vencor Merger Agreement, the Company had entered into an agreement and plan of merger with Select Medical Corporation ("Select") whereby Select would acquire all of the outstanding common stock of the Company for $14.55 per share (the "Select Merger Agreement"). The Select Merger Agreement was terminated prior to the execution of the Vencor Merger Agreement. Pursuant to the terms of the Select Merger Agreement, the Company paid Select a break-up fee of approximately $19.4 million in June 1997. This payment is not included in the statement of operations for the six months ended May 31, 1997.

NOTE C:   Transaction Expenses (non-recurring transactions)
          -------------------------------------------------

               As of May 31, 1997, $6.6 million had been expensed for investment banking and legal fees related to the sale of the Company. These transaction expenses are considered to be permanent differences for income tax purposes, and thus are not tax effected for purposes of calculating the fiscal year 1997 tax provision.

               For the six months and quarter ended May 31, 1996, non-recurring transaction costs totaling $1.6 million and $.8 million, respectively, for termination benefits and other exit costs were incurred in connection with the decision to close three psychiatric hospitals.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                  (UNAUDITED)

                                 MAY 31, 1997

NOTE D:   Disposals of Psychiatric Hospitals
          ----------------------------------

               As more fully described in the Company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K, the Company sold its United Kingdom psychiatric operations on June 21, 1996 and substantially all of its U.S. psychiatric operations on November 30, 1996. The U.S. psychiatric operations were sold to Behavioral Healthcare Corporation ("BHC") for $60 million in cash and a 61% (44.2% voting equity interest) ownership interest in BHC. Following is a summary of unaudited summary financial information for the above described entities included in the Company's historical statement of operations.

                                                   Six Months Ended  Three Months Ended
                                                       May 31              May 31
                                                    1997     1996     1997      1996
                                                   ------  --------  -------  ---------
                                                   (000s omitted except per share data)
                                                    ----------------------------------
          U.K. psychiatric operations:

          Total revenues                             -  $ 33,094        -    $17,840

          Income before taxes                        -     6,496        -      4,397

          Net income                                 -     4,222        -      2,858

          Earnings per share                         -      0.10        -       0.06

          U.S. psychiatric operations:

          Total revenues                             -  $109,479        -    $56,823

          Income before taxes*                       -     1,568        -      1,373

          Net income                                 -       810        -        737

          Earnings per share                         -      0.02        -       0.02

       * Included in the statements of operations for the six months and quarter ended May 31, 1996 are operating losses and restructuring charges related to nine U.S. psychiatric hospitals that were closed between November 1995 and April 1996. Total operating losses for these facilities were $4.2 million and $2.4 million, respectively, for the six months and quarter ended May 31, 1996. Total restructuring charges for the closure of these facilities were $1.6 million and $.8 million for the six months and quarter ended May 31, 1996.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                  (UNAUDITED)

                                 MAY 31, 1997

NOTE E:   Investment in Affiliate
          -----------------------

               As described in Note D, the Company retained a 61% (44.2% voting equity interest) ownership interest in BHC. The investment is accounted for under the equity method of accounting and thus only the Company's share of BHC's net income is included in the statement of operations for both the six months and quarter ended May 31, 1997. A summary of unaudited BHC statement of operations information is described below:

                                 Six Months Ended  Three Months Ended
                                   May 31, 1997       May 31, 1997
                                   ------------       ------------
                                 (000s omitted except per share data)
                                  ----------------------------------

          Total revenues                 $159,254             $83,496

          Income before taxes              10,872               7,961

          Net income                        6,558               4,774

          Company's share of
          BHC net income                    2,901               2,112

          Earnings per share                 0.04                0.03



NOTE F:   Contingencies
          -------------

               On June 20, 1997, the Company was made aware of a lawsuit that was filed against the Company and certain senior executives and directors of the Company alleging that the Company failed to make timely disclosure to stockholders that it had received a written offer to acquire all of the Company's common stock. The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and common law principles of negligent misrepresentation. The plaintiffs in the suit are persons who sold the Company's common stock between February 26, 1997 and May 4, 1997. The Company has not been served with this lawsuit nor is the Company able to determine what impact, if any, that the lawsuit would have on the Company's financial position or results of operations.

               On June 6, 1997, the Company announced that it had been advised that it was a target of a grand jury investigation arising from activities of the Company's formerly owned dialysis business. The investigation involves purported Medicare fraud involving certain laboratory tests performed by a partnership which existed from June 1987 to June 1992 between Damon Corporation and the Company. The Company spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. Based on the current status of this matter, management is not able to determine what impact, if any, the resolution of this matter will have on the Company's financial position or results of operations.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(CONTINUED)
                                  (UNAUDITED)

                                 MAY 31, 1997


NOTE F:   Contingencies (continued)
          -------------

               On May 14, 1997, Charles Miller and Kenneth Steiner, former stockholders of the Company, filed a purported class action lawsuit against the Company and each of its directors in the District Court for Clark County, Nevada. The complaint alleges that the Board breached its fiduciary duty by entering into the Select Merger Agreement, and seeks, among other things, (i) injunctive relief barring the Company from consummating the transactions contemplated by the Select Merger Agreement, (ii) declaratory relief to invalidate the provisions of the Select Merger Agreement providing for the termination fee of $19.4 million payable to Select under certain circumstances, and (iii) damages against the Company's directors for breaching their fiduciary duties in connection with the negotiation and execution of the Select Merger Agreement. The Company believes that the allegations in the complaint are without merit.

               On May 7, 1997, Vencor, Jill L. Force and Patrick Mattingly (the "Vencor Complaint") filed a complaint in the United States District Court of Nevada against the Company, each of the directors of the Company and SM Acquisition Co. (a wholly owned subsidiary of Select). The issues raised in the Vencor Complaint were similar to those raised in the Miller/Steiner complaint noted above. The Vencor Complaint was dismissed without prejudice in June 1997.

               The Company is subject to ordinary and routine litigation incidental to its business, including those arising from patient treatment, injuries or death for which it is covered by liability insurance, and those arising from actions involving employees. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES

Results of Operations

     Net operating revenues for the quarter and six months ended May 31, 1997 decreased $60.1 million and $112.7 million, respectively. The decrease in net operating revenues was the result of the sale of the Company's United Kingdom ("U.K.") and United States ("U.S.") psychiatric operations in June 1996 and November 1996, respectively.

     Net operating revenues from the Company's long-term acute care hospitals increased 19.0% from $67.8 million in the second quarter of 1996 to $80.7 million in the second quarter of 1997. Second quarter patient days increased 13.8% and net revenue per patient day increased 3.9%. Net operating revenues from the long-term acute care hospitals increased from $127.8 million to $154.6 million, or 21.0%, for the first six months of fiscal year 1997 compared to the prior year. Year to date patient days and net revenue per patient day increased 13.8% and 5.6%, respectively. The increase in patient days is mainly the result of the opening of four new long-term acute care facilities since October 1996 as well as increases in same-store patient days of 2.7% and 4.4%, respectively, for the quarter and six months ended May 31, 1997. Net revenue per patient day increased as a result of more favorable prior period Medicare settlements in the current period compared to the prior year.

     Investment and other income increased $2.6 million and $4.6 million during the second quarter of fiscal year 1997 and the first six months of fiscal year 1997 compared to corresponding periods in the prior year. Interest income increased $.8 million and $2.3 million during the periods noted above due to higher cash and short-term investment balances that resulted from the sales of the U.K. and U.S. psychiatric operations during 1996. Also contributing to the increase was equity earnings from the Company's unconsolidated affiliate, Behavioral Healthcare Corporation ("BHC") which totaled $2.1 million and $2.9 million, respectively, for the quarter and the six months ended May 31, 1997. The Company acquired an approximate 44.2% voting equity interest in BHC as partial consideration for the sale of substantially all of its U.S. psychiatric operations to BHC on November 30, 1996.

     Operating expenses as a percentage of net operating revenues were 82.3% and 80.6%, respectively, for the quarter and six months ended May 31, 1997. Percentages for the comparable prior year periods were 77.2% and 78.3%, respectively. The current year increase in operating expenses as a percentage of net operating revenues is due to the sale of the U.K. psychiatric operations in June of 1996. The U.K. operations historically had lower operating costs than the other divisions of the Company. Operating expenses as a percentage of net operating revenues for the long-term acute care division were 80.0% and 80.3% for the six months ended May 31, 1997 and 1996 and 81.7% and 80.3% for the quarter ended May 31, 1997 and 1996, respectively. Operating expenses as a percentage of net operating revenues were higher in the second quarter of 1997 primarily due to start-up operating losses after the opening of one new facility in Detroit.

     General and administrative expense decreased $2.5 million for the second quarter of 1997 and $5.1 million for the six months ended May 31, 1997. Reductions in corporate overhead were implemented with the sales of the U.K. and U.S. psychiatric operations in June 1996 and November 1996, respectively.

     Bad debt expense decreased from 3.9% of net operating revenues in the second quarter of 1996 to 2.7% of net operating revenues in the second quarter of 1997 and from 3.9% to 2.4% during the comparable six month periods. The decrease is primarily due to the sale of U.S. psychiatric hospitals at the close of fiscal 1996, which historically incurred higher bad debt expense as a percentage of net operating revenues than the Company's long-term acute care hospitals.

     Depreciation and amortization decreased due to the sale of the U.K. and U.S. psychiatric operations in fiscal year 1996.

     Interest expense decreased as the Company repaid $80.3 million of long-term debt during fiscal year 1996 from the proceeds of the sale of the U.K. psychiatric hospitals in June of 1996.

PART I.   FINANCIAL INFORMATION

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Results of Operations (continued)

     Non-recurring transactions in the second quarter of 1997 related to the accrual of investment banking and legal fees related to the sale of the Company in June of 1997. Non-recurring transaction costs totaling $1.6 million for termination benefits and other exit costs were incurred during the first two quarters of 1996 in connection with the decision to close three psychiatric hospitals. See Notes B and C of the Notes to Condensed Consolidated Financial Statements.

      The effective income tax rate for the six months ended May 31, 1997 was 77.5% compared to 38.0% for the comparable period in the prior year. The increase is due to $6.6 million of transaction expenses related to the sale of the Company. These transaction expenses are treated as permanent differences for purposes of calculating the fiscal year 1997 tax provision.

Liquidity and Capital Resources at May 31, 1997

     Cash flows provided from operations were $10.4 million and $23.4 million for the six months ended May 31, 1997 and 1996, respectively. Amounts paid in the first two quarters of 1997 for severance and other exit costs related to the sale of the U.S. psychiatric operations exceeded by $9.8 million amounts paid for similar costs in the first two quarters of 1996 related to the closure of six U.S. psychiatric hospitals, three regional offices and corporate severance.

     In 1996, the Company's Board of Directors authorized spending up to $75 million to repurchase Company common stock from time to time on the open market. In accordance with this authorization, the Company repurchased 4.2 million shares of common stock for $35.8 million during the third and fourth quarters of 1996. During the first quarter of 1997, an additional 3.0 million shares were repurchased for $28.5 million. Of the $28.5 million, $21.1 million was paid by the Company during the quarter ended February 28, 1997 and $7.4 million was paid in March 1997 for repurchases made on the last three days of February 1997.

     Purchases of fixed assets totaled $9.4 million during the first six months of 1997 compared to $18.9 million during the first six months of 1996. In the second quarter of 1997, the Company received $4.5 million from the sale of one of its closed psychiatric facilities.

     Until the acquisition of the Company by Vencor, the Company's development focus had been primarily on expanding and enhancing the long-term acute care business as well as, to a lesser extent, on developing new business in Puerto Rico, Latin America and Europe where the Company believes that it has the experience and opportunities to provide cost effective healthcare services. In the first quarter of 1997, the Company opened two new long-term acute care hospitals. In the second quarter of 1997, the Company acquired for $6.5 million, a hospital in Detroit, Michigan that was converted into a long-term acute care hospital. In addition, the Company made an investment of $3.2 million in a joint venture whereby the Company and its joint venture partner will build and operate a drug and alcohol treatment facility on the island of Antigua. The Company's investment in the joint venture is included in other assets at May 31, 1997.

     The Company believes that its current cash and cash equivalent balances along with its operating cash flow will be sufficient to fund the Company's normal operating requirements through the date of the completion of the Acquisition.



          ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                    NOT APPLICABLE

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES

                                 MAY 31, 1997


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS:
              -----------------


     On June 20, 1997, the Company was made aware that a lawsuit was filed against the Company and certain senior executives and directors of the Company alleging that the Company failed to make timely disclosure to stockholders that it had received a written offer to acquire all of the Company's common stock. The complaint asserts claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and common law principles of negligent misrepresentation. The plaintiffs in the suit are persons who sold the Company's common stock between February 26, 1997 and May 4, 1997. The Company has not been served with this lawsuit nor is the Company able to determine what impact, if any, that the lawsuit would have on the Company's financial position or results of operations.

     On June 6, 1997, the Company announced that it had been advised that it was a target of a grand jury investigation arising from activities of the Company's formerly owned dialysis business. The investigation involves purported Medicare fraud involving certain laboratory tests performed by a partnership which existed from June 1987 to June 1992 between Damon Corporation and the Company. The Company spun off its dialysis business, now called Vivra Incorporated, on September 1, 1989. Based on the current status of this matter, management is not able to determine what impact, if any, the resolution of this matter will have on the Company's financial position or results of operations.

     On May 14, 1997, Charles Miller and Kenneth Steiner, former shareholders of the Company, filed a purported class action lawsuit against the Company and each of its directors in the Distric Court for Clark County, Nevada. The complaint alleges that the Board breached its fiduciary duty by entering into the Select Merger Agreement, and seeks, among other things, (i) injunctive relief barring the Company from consummating the transactions contemplated by the Select Merger Agreement, (ii) declaratory relief to invalidate the provisions of the Select Merger Agreement providing for the termination fee of $19.4 million payable to Select under certain circumstances, and (iii) damages against the Company's directors for breaching their fiduciary duties in connection with the negotiation and execution of the Select Merger Agreement. The Company believes that the allegations in the complaint are without merit.

     On May 7, 1997, Vencor, Jill L. Force and Patrick Mattingly filed the Vencor Complaint in the United States District Court of Nevada against the Company, each of the directors of the Company and SM Acquisition Co.(a wholly owned subsidiary of Select). The issues raised in the Vencor Complaint were similar to those raised in the Miller/Steiner complaint noted above. The Vencor Complaint was dismissed without prejudice in June 1997.

     The Company is subject to ordinary and routine litigation incidental to its business, including those arising from patient treatment, injuries or death for which it is covered by liability insurance, and those arising from actions involving employees. Management believes that the ultimate resolution of such proceedings will not have a material adverse effect on the Company's financial position or results of operations.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES

                                  MAY 31, 1997

ITEM 5. OTHER INFORMATION:
        -----------------

          On June 18, 1997, the Company entered into the Vencor Merger Agreement under which Vencor would acquire all of the Company's outstanding stock at $16.00 per share. The Acquisition is structured as a cash tender offer to be followed by a second-step merger pursuant to which a wholly-owned subsidiary of Vencor will acquire all shares which were not acquired in the tender offer. Vencor's wholly-owned subsidiary acquired 37.2 million shares (approximately 95.5% of the outstanding shares of the Company) in the tender offer which expired on June 19, 1997. On June 24, 1997 the Company completed the tender offer, after which time operations of the Company will be consolidated with those of Vencor. The Company and Vencor are in the process of completing the merger of Vencor's wholly-owned subsidiary with and into the Company. Upon consummation of the merger, each share not purchased through the tender offer will be converted into the right to receive $16.00 in cash. The closing of the Acquisition is subject to customary conditions. The merger is expected to be completed within 45 to 60 days of the expiration of the tender offer.

          Prior to entering into the Vencor Merger Agreement, the Company had entered into the Select Merger Agreement whereby Select would acquire all of the outstanding shares of the Company for $14.55 per share. The Select Merger Agreement was terminated prior to the execution of the Vencor Merger Agreement. Pursuant to the terms of the Select Merger Agreement, the Company paid Select a break-up fee of approximately $19.4 million in June 1997. This payment is not included in the statements of operations for the six months ended May 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K:
         --------------------------------

         A) The following exhibits are included herein:

            Exhibit 10.1 The Transitional Hospitals Corporation Deferred Compensation Plan.

                    10.2 Employment Contract Amendment No.1 dated April 3, 1997 between the Company and Richard Conte, Wendy Simpson, James Laughlin, Ronald Ooley and Julia Kopta (filed as Exhibits (7), (9), (11), (13), and (15) to Schedule
                          14D-9 on May 19, 1997 and incorporated herein by reference).

                    10.3 Agreement and Plan of Merger, dated May 2, 1997, among Select, SM Acquisition Co. and the Company (filed as
                          Exhibit 99.1 to the Company's Form 8-K dated May 2, 1997 and incorporated herein by reference).

                    11    Computation of Earnings per Share.

                    27 Financial Data Schedule (included only in filings submitted under the Electronic Data Gathering Analysis and Retrieval (EDGAR) system).

         B) Reports on Form 8-K:

            Report dated May 2, 1997 reporting an Agreement and Plan of Merger among Select, SM Acquisition Co. and the Company.

            Report dated May 7, 1997 reporting that the Board of Directors would meet to respond to the Vencor tender offer.

            Report dated May 9, 1997 reporting that the Board authorized management to negotiate with Vencor.

              TRANSITIONAL HOSPITALS CORPORATION AND SUBSIDIARIES

                                 MAY 31, 1997


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



                                TRANSITIONAL HOSPITALS CORPORATION
                                           (Registrant)



Dated: July 11, 1997         /s/ W. BRUCE LUNSFORD
                             ------------------------------
                                 W. Bruce Lunsford
                                 Chairman of the Board, President
                                 and Chief Executive Officer



                             /s/ W. EARL REED, III
                             ------------------------------
                                 W. Earl Reed, III
                                 Executive Vice President and Chief
                                 Financial Officer (Principal
                                 Financial Officer)

EXHIBIT INDEX



Exhibit                                                      Page No.
-------                                                      --------

 10.1     The Transitional Hospitals Corporation
          Deferred Compensation Plan.                           15

 10.2     Employment Contract Amendment No.1 dated
          April 3, 1997 between the Company and Richard Conte, Wendy Simpson, James Laughlin, Ronald
          Ooley and Julia Kopta (filed as Exhibits (7),
          (9), (11), (13), and (15) to Schedule 14D-9 on
          May 19, 1997 and incorporated herein by reference).

10.3 Agreement and Plan of Merger, dated May 2, 1997, among Select, SM Acquisition Co. and the Company
          (filed as Exhibit 99.1 to the Company's Form 8-K dated May 2, 1997 and incorporated herein by reference).


 11       Computation of Earnings Per Share.                    27

 27       Financial Data Schedule.